Form 10-K
period 2008-12-31
PR Complete Holdings, Inc
filed 2009-03-23
CIK 1449527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  333-155178

PR COMPLETE HOLDINGS, INC.
(Exact name of issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11693 San Vicente Blvd. #431 Los Angeles, CA	90049
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 430-5771

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share.
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, there was no public trading market for our common stock.

As of March 20, 2009, the registrant had 1,914,000 shares issued and outstanding, respectively.

Documents Incorporated by Reference:
None.

PART I

ITEM 1.       DESCRIPTION OF BUSINESS.

CORPORATE HISTORY AND STRUCTURE

Our History

We were founded as an unincorporated business in September 2006 and became a C corporation under the laws of the State of Nevada on May 22, 2008. Our initial operations included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of our activities involves developing a business plan and establishing contacts and visibility in the marketplace. We have generated minimal revenues since inception. We provides our customers affordable press release services that establish a professional and easy way to access the latest in press release designs and distribution techniques online.

Upon inception we issued 1,000,000 shares to Josh Bender in consideration for services provided.   On May 27, 2008, Josh Bender sold all the shares to Chrissy Albice pursuant to a Securities Purchase Agreement. In September 2008, we completed a private offering in which we sold 914,000 common shares at $0.05 per share in reliance upon the exemption provided by Rule 506 Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

DESCRIPTION OF BUSINESS

General

We were founded as an unincorporated business in September 2006 and became a C corporation under the laws of the State of Nevada on May 22, 2008. Our initial operations have included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of our activities involved developing a business plan and establishing contacts and visibility in the marketplace. We have generated minimal revenues since inception. We provide  our customers affordable press release services that establish a professional and easy way to access the latest in press release designs and distribution techniques online.

We offer our customers affordable professional press release services to provide a professional and easy way to access the latest in professional press release designs and distribution techniques online. The centralized delivery of our range of services opens up new vistas for target clients who have desired the experience of issuing professional press releases in a convenient form of access. Our affordable professional press release services help clients avoid common issues often encountered in the delivery of  press release services: [1] clients can experience a new level of relaxation ushered in by the convenience of attaining the professional press release services they need online – as most similar services are performed in traditional brick and mortar stores by retailers plagued with overhead and constricted hours of operations, [2] clients can experience a new level of professional relationships and trust because most of them will already be familiar with shopping online, or know our customers, and they know we represent trust, respect, safety, and comfort in everything we do - we truly understand their needs, and [3] people who might have been afraid or unable to motivate themselves to visit a traditional PR enterprise can easily familiarize themselves with our approach online in the relaxing ambiance of their own home.

We will offer affordable professional press release services online with limited overhead, and no inventory. We will take orders and payment from customers online, and then we will place press releases with our distribution systems.

Subscription Online Marketing

Because there are many different strategies in online marketing, we will also extend variations on the theme of affiliate marketing to our partners. For example, there will be clients who wish to have a continuous and constantly changing presence on our website, revolving through many offers on a continual basis. For these affiliate partners, we will offer a subscription service that enables them to go beyond the placement of a single offer and engage a dynamic real-time campaign of constantly rotating offers including many different products.

Market Needs

We believe there is a massive trend toward the promotion of sophisticated marketing techniques to boost a company’s image. We hope to capitalize on the growing awareness of our company’s offering for the small to medium sized business owner and offer unique service for those who value these offerings the most. We understand and appreciate the varying perspectives among consumers as individuals. The needs of our target customers will be well-fulfilled because using our service is almost like having additional staff without the added expense of hiring a full time employee. We understand that to master the fulfillment of our opportunity in this market implies an ongoing effort to satisfy the industry-related needs of target customers seeking a high level of quality.

Sourcing and Fulfillment

We have begun to envision our operations relatively recently in the form of making plans for a powerful launch of this plan. We will always be responsible for the private, in-house sourcing of whatever products and services we offer. We will fulfill our promises to target consumers from the beginning to the middle to the end of our transactional relationship. Because of our special reconceptualization of customer service, we can be said to have brought new meaning to the term ‘customer fulfillment’. Any and all aspects of the term fulfillment have been duly considered for the purpose of assuring both customers and employees that fulfillment will never be a cause for concern.

Technology

We have positioned ourselves in such a way as to take full advantage of all the technology available for our particular industry. Management has determined that state of the art software and appropriate hardware will be implemented whenever necessary to ensure proper client fulfillment, as well as business organization. In particular, the company will be utilizing accounting procedures both off-line and online to monitor weekly, monthly, quarterly, and annual results of all aspects of day-to-day operations, e.g. QuickBooks.

Business Model

We envision the future in terms of its dominance of the market for press release services with better service and management in our area. Our business model is based on classic online retail service dynamics. Our continued growth will be limited only by our creativity. We will be able to penetrate and redefine the market for a truly unique online consultancy service by continually innovating ways to provide unique services to our target market segment. This is the promise of our business model. Using our expertise to obtain a wide range of products, then offering these products at affordable rates, is the basis of our business model. Educating customers in the ways and means of using our service to enhance their professional image is the human service component of our business model. And continually finding ways to procure and offer unique offerings for our target customers will be the never-ending story of our business.

Competition

We have done extensive market research to investigate and understand all aspects of the competition in the press release area. Our management team is fully aware of major competitors including:

·	www.vocus.com
·	NetworkSolutions.com
·	eReleases.com

We recognize these major competitors as a prime focus because they have been evaluated using criteria of price, value, and the target market they serve. This company specifically knows the advantage it has over competition includes prComplete providing a special kind of dedicated consultancy in this industry at a level of excellence that exceeds the performance of the competition. Our study of our competition has given us a timely perspective on important dynamics in our target market including the effects of regulatory agencies, apportionment of market share, pricing strategies, and even the strengths and weaknesses of the management teams who head up the companies that make up the competition.

Employees

As of January 6, 2009, we had 1 employee.  We plan to hire more persons on as-needed basis and also outsource to independent contractors for such areas as sales, marketing, auditors, tax and other service needs.  We have not entered into any collective bargaining agreements. We may provide an employee stock compensation program based on performance in addition to other benefits such as basic health insurance.

ITEM 2.       DESCRIPTION OF PROPERTY.

Our business office is located at 11693 San Vicente Blvd. #431, Los Angeles, CA 90049.

ITEM 3.       LEGAL PROCEEDINGS.

To the best of our knowledge, there are no threatening or pending litigation proceedings against us.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock has traded on the OTC Bulletin Board system under the symbol “PPHI” since February 17, 2009. However, to date there has been no trading for our common stock.

Holders

As of March 20, 2009, in accordance with our transfer agent records, we had 41 record holders of our common stock.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the development and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Stock Option Grants

To date, we have not granted any stock options.

ITEM 6.           SELECTED FINANCIAL DATA.

Not applicable.

ITEM7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview of Our Performance and Operations

Our business

We were founded as an unincorporated business in September 2006 and became a C corporation under the laws of the State of Nevada on May 22, 2008. Our initial operations have included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of our activities involves developing a business plan and establishing contacts and visibility in the marketplace. We have generated minimal revenues since inception. Our plan is to provide our customers affordable press release services that establish a professional and easy way to access the latest in press release designs and distribution techniques online.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern.   As reflected in the accompanying financial statements, we had an accumulated deficit of $29,255, a net loss and net cash used in operations of $29,539 and $7,526 for the year ended December 31, 2008, respectively. These conditions raise substantial doubt about our ability to continue as a going concern.

Plan of Operation

We have begun limited operations, and require outside capital to implement our business model.

1.      We believe we can begin to implement our business plan to prioritize the 2 market initiatives.

2.      All business functions will be coordinated and managed by our President Chrissy Albice and our consultants.

3.      We intend to support these marketing initiatives by the development of high-quality marketing materials; a wide spread public relations and advertising program and an attractive and informative trade and consumer friendly Web site, www.prcomplete.com.

4.      Within 120 days of the initiation of our distribution and marketing campaign, we believe we will begin to generate expanded revenues from our targeted distribution approach.

In summary, we hope to generate increased sales revenues within a reasonable of time.If we are unable to generate sufficient distribution partners and/or customers, we may have to reduce, suspend or cease our efforts.  If our company is forced to cease its previously stated efforts, we do not have plans to pursue other business opportunities.

Limited Operating History

We are a developmental image consultant company enterprise incorporated on May 22, 2008, and as such had minimal operating revenues to date. Further, we have no significant assets, and no current earnings. The success of our company is dependent upon the extent to which it will gain market share. All financial information and financial projections and other assumptions made by us are speculative and, while based on management's best estimates of projected sales levels, operational costs, consumer preferences, and the general economic and competitive health of our company in the image consultant marketplace, there can be no assurance that we will operate profitably or remain solvent.

Results of Operations

As of the year ended December 31, 2008, we had cash on hand of $38,750 and our total assets were $38,750 while our total liabilities were $22,013.  We had shareholders’ equity of $16,737.

For the year ended December 31, 2008, we have a net loss of $29,539 compared to $2,321 in 2007. Our auditor has expressed doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the company has had minimal revenues since 2006 and will need to raise capital to further its operations. We believe we can satisfy our cash requirements to continue to operate over the next twelve months even if we are unable to obtain additional funding or our revenues do not significantly improve. However, we will need to raise additional funds or generate revenues to pursue our plan of operations. There is no guarantee that we will be able to raise additional funds and if we are unsuccessful in raising the funds, we may be forced to close our business operations.

Liquidity and Capital Resources

As of December 31, 2008, we had cash of $38,750.  We believe we can satisfy our cash requirements for the next twelve months with our current cash based upon a reduced budget for our plan of operations. However, completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated since we have no contractual rights for projected revenues. In the absence of our projected revenues, we may be unable to proceed with completing our plan of operations. However, even without adequate revenues within the next twelve months, we still anticipate being able to continue our present activities but we will require financing to potentially achieve our profit, revenue, and growth goals.

We anticipate that our operational, and general and administrative expenses for the next 12 months can be limited to a total of approximately $40,000 depending on the expansion of our business operations. In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern. We may raise additional funds through:

-	public offerings of equity, securities convertible into equity or debt,

-	private offerings of securities or debt, or other sources.

At this time, we have not identified any sources of additional financing. Upon developing a trading market for the common stock we intend to seek additional sources of financing through hedge funds and/or licensed broker-dealers, however, given our precarious financial condition and our lack of business, a trading market may not develop in the foreseeable future.

Given our history of raising money, there is no guarantee that we will be successful in obtaining funds through public or private offerings in order to fund our operations. Our investors should assume that any additional funding will cause substantial dilution to current stockholders. In addition, we may not be able to raise additional funds on favorable terms, if at all.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A summary of significant accounting policies is included in Note 2 to the audited financial statements for the year ended December 31, 2008. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company's operating results and financial condition.

Recently Issued Accounting Pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the year ending December 31, 2009, we will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

·	Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

·	Of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

·	Of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

Furthermore, in the following year, it is required to file the auditor’s attestation report separately on our internal control over financial reporting on whether it believes that we have maintained, in all material respects, effective internal control over financial reporting.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires us to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. We have not determined the effect that the adoption of SFAS No. 141(R) will have on our financial results.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet. SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. We have not determined the effect that the adoption of SFAS No. 160 will have on our financial results.

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption. We do not expect the adoption of SFAS No. 161 to have a material impact on our financial results.

We do not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable because we are a smaller reporting company.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

PR COMPLETE HOLDINGS, INC.
December 31, 2008 and 2007
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PR Complete Holdings, Inc.
Santa Monica, California

We have audited the accompanying balance sheets of PR Complete Holdings Inc. (the “Company”) as of December 31, 2008 and 2007 and the related statement of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that PR Complete Holdings, Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has limited financial resources, has limited revenue and an accumulated deficit all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  /s/ Li & Company, PC
Li & Company, PC

Skillman, New Jersey
March 18, 2009

PR COMPLETE HOLDINGS, INC.
Balance Sheets

ASSETS
	December 31, 2008	December 31, 2007

Current Assets:
Cash	$38,750	$576
Total Current Assets	38,750	576
TOTAL ASSETS	$38,750	$576

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses	$22,013	$-
Total Current Liabilities	22,013	-
Stockholders' Equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; authorized 500,000,000 shares; 1,914,000 and 1,000,000 shares issued and outstanding, respectively	1,914	1,000
Additional paid-in capital	44,078	(1,000)
Accumulated deficit	(29,255)	576
Total Stockholders’ Equity	16,737	576

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,750	$576

See accompanying notes to financial statements.

PR COMPLETE HOLDINGS, INC.
Statements of Operations

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007

Revenue	$2,388	$9,722

Cost of Services	174	3,190

Gross profit	2,214	6,532

Operating expenses:

General and administrative	6,065	8,853

Professional fees	25,688	-

Total operating expenses	31,753	8,853

Net loss	$(29,539)	$(2,321)

Pro Forma:
Loss before taxes	-	(2,321)
Pro forma income tax (benefit)	-	(348)
Pro forma net loss	$-	$(1,973)

Net loss per common share - basic and diluted	$(0.02)	$(0.00)

Weighted average number of common shares outstanding	1,359,396	1,000,000

See accompanying notes to financial statements.

PR COMPLETE HOLDINGS, INC.

Statement of Stockholders’ Equity
For the Year Ended December 31, 2008

	Common Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity

Balance, January 1, 2007	1,000,000	$1,000	$(1,000)	$2,897	$2,897

Net loss				(2,321)	(2,321)

Balance, December 31, 2007	1,000,000	1,000	(1,000)	576	576

Net loss for the period from January 1, 2008 through May 22, 2008	-	-	-	(284)	(284)

Reclassification of undistributed earnings and losses as of May 22, 2008	-	-	292	(292)	-

Stock issued for cash at $0.05 per share from June 30, 2008 through September 2, 2008	914,000	914	44,786	-	45,700

Net loss				(29,255)	(29,255)

Balance, December 31, 2008	1,914,000	$1,914	$44,078	$(29,255)	$16,737

See accompanying notes to financial statements.

PR COMPLETE HOLDINGS, INC.
Statements of Cash Flows

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,539)	$(2,321)
Adjustments to reconcile net loss to net cash used in operating activities:

Increase (decrease) in accrued expenses	22,013	(898)
Net Cash Used in Operating Activities	(7,526)	(3,219)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	45,700	-

Net Cash Provided By Financing Activities	45,700	-

NET CHANGE IN CASH	38,174	(3,219)

CASH AT BEGINNING OF YEAR	576	3,795
CASH AT END OF YEAR	$38,750	$576

See accompanying notes to financial statements.

PR COMPLETE HOLDINGS, INC.
DECEMBER 31, 2008 AND 2007
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

PR Complete was founded as an unincorporated business in September 2006 and incorporated as PR Complete Holdings, Inc.  (“PR” or the “Company”) under the laws of the State of Nevada on May 22, 2008. The Company provides its customers affordable press release services that establish a professional and easy way to access the latest in press release designs and distribution techniques online.  The Company applied Topic 4B of the Staff Accounting Bulletins (“SAB”) issued by the United States Securities and Exchange Commission, by reclassifying all of the Company’s undistributed earnings and losses to additional paid-in capital as of May 22, 2008.  The accompanying financial statements have been prepared as if the Company had its corporate capital structure as of the first date of the first period presented.

NOTE 2 – SUMMARY OF ACCONTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Revenue Recognition

The Company’s revenues are derived principally from classroom instruction in driving a Formula One vehicle and other ancillary services to the general public. The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 (“SAB No. 104”) for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128.  "Earnings per Share" ("SFAS No. 128").  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2008 or 2007.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the fiscal year ending December 31, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes non-controlling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $29,255, a net loss and net cash used in operations of $29,539 and $7,526 for the year ended December 31, 2008, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

While the Company is attempting to produce sufficient sales, the Company’s cash position may not be sufficient to support the Company’s daily operations. While the Company believes in the viability of its strategy to produce sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

NOTE 4 - STOCKHOLDERS’ EQUITY

Common stock

For the period from June 30, 2008 through September 2, 2008, the Company sold 914,000 shares of its common stock at $0.05 per share for $45,700 to forty (40) individuals.

NOTE 5 – INCOME TAXES

Deferred tax assets

At December 31, 2008, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $29,539 that may be offset against future taxable income through 2028.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $10,043 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $10,043.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $10,043 for the year ended December 31, 2008.

Components of deferred tax assets at December 31, 2008 are as follows:

December 31, 2008
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$10,043
Less valuation allowance	(10,043)

Deferred tax assets, net of valuation allowance	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

For the Year Ended December 31, 2008

Federal statutory income tax rate	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%
Effective income tax rate	0.0%

NOTE 6 – CONCENTRATIONS AND CREDIT RISK

One customer accounted for 100.0% of total sales for the year ended December 31, 2008. Two (2) customers accounted for 92% of sales for the year ended December 31, 2007.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Employment agreement

On July 7, 2008 the Company entered into an employment agreement (“Employment Agreement”) with its majority stockholder and sole director and officer (“Employee”) for a term of three years from the date of signing.  The Employee is to be paid a minimum of $500 per month and should be paid periodically not less than monthly.  Either the Company or the Employee can terminate the Employment Agreement without cause upon thirty (30) days’ notice to the other party.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Li & Company, PC Independent Registered Public Accounting Firm. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2008, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our sole executive officer and director and her respective age as of March 20, 2009 are as follows:

NAME	AGE	POSITION

Chrissy Albice	42	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Chrissy Albice, President, CEO, CFO, Principal Accounting Officer, Secretary, Treasurer and Director

Chrissy Albice is the President, CEO, CFO, Principal Accounting Officer, Secretary, Treasurer and Director of our company since May 2008. Before joining us, Ms. Albice was the Chief Executive Officer of DD Push, Inc. and Push CA, LLC since March 2006. She was also a Host of a national cable television show “Speed Channel” of Nopi Tunervision that covers a drag racing series. She was responsible for introducing segments of the show and conducting interviews. From August 2002 to June 2004, Ms. Albice served as an On-Air Reporter for Warner Bros. in Glendale, CA. She also serves as a Freelance Field Producer in Warner Bros. in Glendale, CA since February 2003 until now. Ms. Albice was graduated from University of Cincinnati with a degree in Drama.

Director Compensation

Our directors will not receive a fee for attending each board of directors meeting or meeting of a committee of the board of directors. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board

Current Issues and Future Management Expectations

No board audit committee has been formed as of the filing of this Annual Report.

Compliance with Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2008.

Code of Ethics

We have adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 11.    EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers during the years ended December 31, 2008, and 2007 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Chrissy Albice, Founder, Chairman,	2008	$6,000	0	0	0	0	0	0	$6,000
and CEO	2007	$0	0	0	0	0	0	0	$0

Josh Bender (1)	2008	$0	0	0	0	0	0	0	$0
	2007	$0	0	0	0	0	0	0	$0

(1) Josh Bender is the former President, CEO, CFO, Secretary, Treasurer and sole Director of our company. On May 27, 2008, Josh sold all of his 1,000,000 founder shares, which represented 100% of the shares of our common stock, to Chrissy Albice, pursuant to a Securities Purchase Agreement. Therefore, Josh Bender resigned as our officer and director, and Ms. Albice was appointed as our President, CEO, CFO, Secretary, Treasurer and sole Director.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through December 31, 2008.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during the period ending December 31, 2008 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP

 Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

Other than the employment agreement disclosed below, we currently do not have any employment agreements in place with our officers or directors.

On July 7, 2008, we entered into an employment agreement with Chrissy Albice whereby Ms. Albice, as our President, Chief Executive Officer and Chief Financial Officer, will be paid a minimum of $500 per month for a three-year term.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of March 20, 2009 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Chrissy Albice 11693 San Vicente Blvd. #431 Los Angeles, CA 90049	1,000,000	52.25%

Common Stock	All executive officers and directors as a group	1,000,000	52.25%

Stock Option Grants

We have not granted any stock options to our executive officer since our incorporation.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

We were founded as an unincorporated business in September 2006 and became a C corporation under the laws of the State of Nevada on May 22, 2008. Upon inception in September 2006, we issued 1,000,000 shares to Josh Bender in consideration for services provided.   On May 27, 2008, Josh Bender sold all these 1,000,000 shares to Chrissy Albice pursuant to a Securities Purchase Agreement. Therefore, Mr. Bender resigned as our officer and director and Ms. Albice was appointed as our President, CEO, CFO, Secretary, Treasurer and sole Director.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the  fiscal years ended December 31, 2008 and 2007, we were billed approximately $8,000 and $6,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2008 and 2007.

Tax Fees

For the  fiscal years ended December 31, 2008 and 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2008 and 2007.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 23, 2009

By /s/ Chrissy Albice
Chrissy Albice,
President, CEO, CFO, Principal Accounting Officer,
Secretary, Treasurer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chrissy Albice	President, CEO, CFO, Principal Accounting Officer,	March 23, 2009
Chrissy Albice	Secretary, Treasurer and Director