Form 10-Q
period 2009-03-31
PR Complete Holdings, Inc
filed 2009-05-11
CIK 1449527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______ to  ______.

PR COMPLETE HOLDINGS, INC.
 (Exact name of registrant as specified in Charter

Nevada	333-155178
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

11693 San Vicente Blvd. #431
Los Angeles, CA 90049
 (Address of Principal Executive Offices)
 _______________

(310) 430-5771
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐   Accelerated Filer ☐       Non-Accelerated Filer ☐       Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 8, 2009: 1,914,000 shares of common stock.

PR COMPLETE HOLDINGS, INC.
FORM 10-Q
March 31, 2009
INDEX

PART II -- OTHER INFORMATION

Item 1	Legal Proceedings	5
Item 1A	Risk Factors	5
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5
Item 3.	Defaults Upon Senior Securities	5
Item 4.	Submission of Matters to a Vote of Security Holders	5
Item 5.	Other Information	5
Item 6.	Exhibits and Reports on Form 8-K	5

SIGNATURE

i

ITEM 1. Financial Information

PR COMPLETE HOLDINGS, INC.

ii

 PR COMPLETE HOLDINGS, INC.

Balance Sheets

ASSETS
	March 31, 2009 (Unaudited)	December 31, 2008
Current Assets:
Cash	$20,576	$38,750
Total Current Assets	20,576	38,750
TOTAL ASSETS	$20,576	$38,750

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accrued expenses	$26,475	$22,013
Total Current Liabilities	26,475	22,013

Stockholders' Equity (Deficit):
Preferred stock: $0.001 par value 10,000,000 shares authorized; no shares issued or outstanding
Common stock: $0.001 par value; 500,000,000 shares authorized; 1,914,000 shares issued and outstanding	1,914	1,914
Additional paid-in capital	44,078	44,078
Accumulated deficit	(51,891)	(29,255)
Total Stockholders’ Equity (Deficit0	(5,899)	16,737

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$20,576	$38,750

See accompanying notes to the financial statements.

PR COMPLETE HOLDINGS, INC.

Statements of Operations

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008

Revenue	$-	$1,792
Cost of Services	-	80
Gross Profit	-	1,712

Operating expenses
Legal and professional fees	21,020	-
Compensation	1,500	-
General and administrative	116	142

Total operating expenses	22,636	142

Net income (loss)	$(22,636)	$1,570

Net income (loss) per common share - basic and diluted	$(0.01)	$0.00

Weighted average number of common shares outstanding – basic and diluted	1,914,000	1,000,000

See accompanying notes to financial statements.

 PR COMPLETE HOLDINGS, INC.

Statements of Cash Flows

	For Three Months Ended March 31, 2009	For Three Months Ended March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(22,636)	$1,570
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in accrued expenses	4,462	80

Net Cash Provided By (Used In) Operating Activities	(18,174)	1,650

NET CHANGE IN CASH	(18,174)	1,650

CASH AT BEGINNING OF PERIOD	38,750	576
CASH AT END OF PERIOD	$20,576	$2,226

See accompanying notes to financial statements.

PR COMPLETE HOLDINGS, INC.
MARCH 31, 2009 and 2008
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION

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

NOTE 2 – SUMMARY OF ACCONTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto contained in the Company’s Annual Report Form 10-K as filed with the SEC on March 23, 2009.

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

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash, accounts receivable, and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Revenue Recognition

The Company’s revenues are derived principally from personal consultation services to the general public. The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 (“SAB No. 104”) for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Net income ( loss) per common share

Net income (loss) per common share is computed pursuant to Statement of Financial Accounting Standards No. 128.  "Earnings per Share" ("SFAS No. 128").  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2009 or 2008.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the fiscal year ending December 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

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

In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The purpose of this standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements.  SFAS 162 categorizes accounting pronouncements in a descending order of authority.  In the instance of potentially conflicting accounting principles, the standard in the highest category must be used.  This statement will be effective 60 days after the SEC approves the Public Company Accounting and Oversight Board’s related amendments.  The Company believes that SFAS 162 will have no impact on their existing accounting methods.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will include the required disclosures in its quarter ending June 30, 2009.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $51,891 a net loss and net cash used in operations of $22,636 and $18,174 for the quarter ended March 31, 2009, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

While the Company is attempting to generate sufficient sales, the Company’s cash position may not be sufficient to support the Company’s daily operations. While the Company believes in the viability of its strategy to generate sufficient sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of the Registration Statement includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Our business

We were founded as an unincorporated business in September 2006 and became a C corporation under the laws of the State of Nevada on May 22, 2008.  Our initial operations have included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of our activities has involved developing a business plan and establishing contacts and visibility in the marketplace. We have generated minimal revenues since inception. Our plan is to provide our customers affordable press release services that establish a professional and easy way to access the latest in press release designs and distribution techniques online.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern.   As reflected in the accompanying financial statements, we had an accumulated deficit of $51,891, a net loss and net cash used in operations of $22,636 and $18,174 for the three months ended March 31, 2009, respectively. These conditions raise substantial doubt about our ability to continue as a going concern.

Plan of Operation

We have begun limited operations, and we require outside capital to implement our business model.

1.        We believe we can begin to implement our business plan to prioritize the 2 market initiatives.

2.        All business functions will be coordinated and managed by our President Chrissy Albice and our consultants.

3.        We intend to support these marketing by the development of high-quality marketing materials; a wide spread public relations and advertising program and an attractive and informative trade and consumer friendly Web site, www.prcomplete.com.

4.        Within 120 days of the initiation of our distribution and marketing campaign, we believe we will begin to generate expanded revenues from our targeted distribution approach.

In summary, we hope to be generating increased sales revenues within 180 days of the date of this Registration Statement.

If we are unable to generate sufficient distribution partners and/or customers, we may have to reduce, suspend or cease our efforts.  If our company is forced to cease its previously stated efforts, we do not have plans to pursue other business opportunities.

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

Results of Operations

As of  March 31, 2009, we had total assets of $20,576 while our total liabilities were $26,475.  We have a shareholder’s deficit in the amount of $5,899.

Liquidity and Capital Resources

As of March 31, 2009, we had cash of $20,576.  We believe we can satisfy our cash requirements for the next twelve months with our current cash based upon a reduced budget for our plan of operations. However, completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated since we have no contractual rights for projected revenues. In the absence of our projected revenues, we may be unable to proceed with completing our plan of operations. However, even without adequate revenues within the next twelve months, we still anticipate being able to continue our present activities but we will require financing to potentially achieve our profit, revenue, and growth goals.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments and market rates of interest.

Revenue recognition

The Company’s revenues are derived principally from personal consultation services to the general public. The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 (“SAB No. 104”) for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2009 and 2008.

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

*	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

*	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

*	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The purpose of this standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements.  SFAS 162 categorizes accounting pronouncements in a descending order of authority.  In the instance of potentially conflicting accounting principles, the standard in the highest category must be used.  This statement will be effective 60 days after the SEC approves the Public Company Accounting and Oversight Board’s related amendments.  The Company believes that SFAS 162 will have no impact on their existing accounting methods.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will include the required disclosures in its quarter ending June 30, 2009.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 hat has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of March 31, 2009.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)         Exhibits

              31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

              32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)         Reports of Form 8-K

              None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PR COMPLETE HOLDINGS, INC.

Date: May 8, 2009	By:	/s/ Chrissy Ablice
Chrissy Ablice
President, CEO, CFO, Principal Accounting Officer, Secretary, Treasurer and Director