Form 10-Q
period 2009-06-30
PR Complete Holdings, Inc
filed 2009-08-06
CIK 1449527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐   Accelerated Filer ☐       Non-Accelerated Filer ☐       Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 6, 2009: 1,914,000 shares of common stock.

PR COMPLETE HOLDINGS, INC.
FORM 10-Q
June 30, 2009
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

ITEM 1. Financial Information

PR COMPLETE HOLDINGS, INC.

 PR COMPLETE HOLDINGS, INC.

Balance Sheets

ASSETS
	June 30, 2009 (Unaudited)	December 31, 2008
Current Assets:
Cash	$17,373	$38,750
Total Current Assets	17,373	38,750
TOTAL ASSETS	$17,373	$38,750

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accrued expenses	$27,525	$22,013
Total Current Liabilities	27,525	22,013
Stockholders' Equity (Deficit):
Common stock: $0.001 par value 1,914,000 shares issued and outstanding	1,914	1,914
Additional paid-in capital	44,078	44,078
Accumulated deficit	(56,144)	(29,255)
Total Stockholders’ Equity (Deficit)	(10,152)	16,737

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$17,373	$38,750

See accompanying notes to the financial statements.

PR COMPLETE HOLDINGS, INC.

Statements of Operations
(Unaudited)

	For the Three Months Ended June 30, 2009	For the Three Months Ended June 30, 2008

Revenue	$-	$596
Cost of Services	-	7
Gross Profit	-	603

Operating expenses
Legal and professional fees	2,000	6,000
Compensation	1,500	-
General and administrative	753	3,610

Total operating expenses	4,253	9,610

Net loss	$(4,253)	$(9,007)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	1,914,000	1,004,066

See accompanying notes to financial statements.

PR COMPLETE HOLDINGS, INC.

Statements of Operations
(Unaudited)

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008

Revenue	$-	$2,388
Cost of Services	-	87
Gross Profit	-	2,301

Operating expenses
Legal and professional fees	22,295	6,000
Compensation	3,000	-
General and administrative	1,594	3,752

Total operating expenses	26,889	9,752

Net loss	$(26,889)	$(7,451)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	1,914,000	1,002,033

See accompanying notes to financial statements.

 PR COMPLETE HOLDINGS, INC.

Statements of Cash Flows
(Unaudited)

	For Six Months Ended June 30, 2009	For Six Months Ended June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,889)	$(7,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses	5,512	6,875
Net Cash Used In Operating Activities	(21,377)	(576)
CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	1,850
Capital contribution	-	100
Net Cash Provided By Financing Activities	-	1,950

NET CHANGE IN CASH	(21,377)	1,374

CASH AT BEGINNING OF PERIOD	38,750	576
CASH AT END OF PERIOD	$17,373	$1,950

See accompanying notes to financial statements.

PR COMPLETE HOLDINGS, INC.
JUNE 31, 2009 and 2008
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTE 2 – SUMMARY OF ACCONTING POLICIES

Basis of Presentation

The accompanying interim financial statements and related notes for the three and six months ended June 30, 2009 and 2008 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed on Form 10-K which was filed with the SEC on March 23, 2009.

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

Fair Value of Financial Instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about fair value of Financial Instruments” (“SFAS No. 107”) for disclosures about fair value of its financial instruments and has adopted Financial Accounting Standards Board (“FASB”) No. 157 “Fair Value Measurements” (“SFAS No. 157”) to measure the fair value of its financial instruments.  SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by SFAS No. 157 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

As defined by SFAS No. 107, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date. The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended June 30, 2009 or 2008.

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

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FIN 48.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to Statement of Financial Accounting Standards No. 128.  "Earnings per Share" ("SFAS No. 128").  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2009 or 2008.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. Since FAS 165 at most requires additional disclosures, the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending September 30, 2009 and the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $56,144 a net loss and net cash used in operations of $26,889 and $21,377 for the period ended June 30, 2009, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

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

NOTE 4 – SUBSEQUENT EVENTS

In May 2009, the FASB issued Statement of Financial Accounting Standard No. 165 “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  It requires the disclosure of the date through which subsequent events have been evaluated as well as the basis for that date. This statement is effective prospectively for interim or annual financial periods ending after June 15, 2009.  The Company has evaluated all subsequent events through August 6, 2009, the date of this filing, and determined there are no material recognized or unrecognized subsequent events.

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

Our business

We were founded as an unincorporated business in September 2006 and became a C corporation under the laws of the State of Nevada May 22, 2008. PR is a company, whose initial operations have included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of our activities has involved developing a business plan and establishing contacts and visibility in the marketplace. We have generated minimal revenues since inception. Our plan is to provide our customers affordable press release services that establish a professional and easy way to access the latest in press release designs and distribution techniques online.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern.   As reflected in the accompanying financial statements, we had an accumulated deficit of $56,144, a net loss and net cash used in operations of $26,889 and $21,377 for the six months ended June 30, 2009, respectively. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

As of the most recent quarter ended June 30, 2009, we had total assets of $17,373 while our total liabilities were $27,525.  We have shareholders’ deficit in the amount of $10,152.

Liquidity and Capital Resources

As of June 30, 2009, we had cash of $17,373.  We believe we can satisfy our cash requirements for the next twelve months with our current cash based upon a reduced budget for our plan of operations. However, completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated since we have no contractual rights for projected revenues. In the absence of our projected revenues, we may be unable to proceed with completing our plan of operations. However, even without adequate revenues within the next twelve months, we still anticipate being able to continue our present activities but we will require financing to potentially achieve our profit, revenue, and growth goals.

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2009 and 2008.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with the Company’s Annual Report for the fiscal year ended January 31, 2010, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. Since FAS 165 at most requires additional disclosures, the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending September 30, 2009 and the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 hat has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2009.

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

PR COMPLETE HOLDINGS, INC.

Date: August 6,2009	By:	/s/ Chrissy Ablice
Chrissy Ablice
President, CEO, CFO, Principal Accounting Officer, Secretary, Treasurer and Director