Form 10-K/A
period 2008-12-31
PR Complete Holdings, Inc
filed 2009-09-25
CIK 1449527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

AMENDMENT NO. 1 TO FORM 10-K

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

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

Dated: September 25 , 2009

By /s/ Chrissy Albice
Chrissy Albice,
President, CEO, CFO, Principal Accounting Officer,
Secretary, Treasurer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chrissy Albice	President, CEO, CFO, Principal Accounting Officer,	September 25 , 2009
Chrissy Albice	Secretary, Treasurer and Director