Form 10-Q/A
period 2009-03-31
PR Complete Holdings, Inc
filed 2009-09-25
CIK 1449527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

AMENDMENT NO. 1 TO FORM 10-Q
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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes  ☒ No ☐

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

PR COMPLETE HOLDINGS, INC.

Date: September 25, 2009	By:	/s/ Chrissy Ablice
Chrissy Ablice
President, CEO, CFO, Principal Accounting Officer, Secretary, Treasurer and Director