Form 10-K
period 2009-12-31
YESDTC HOLDINGS, INC.
filed 2010-04-14
CIK 1449527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to_______

Commission file number 333-155178

YESDTC HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
300 Beale Street, Suite 613 San Francisco, CA	94105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (925) 922-2560

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                Accelerated filer  ☐
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)               Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed first fiscal quarter was $2,988,000.

As of April 12, 2010, there were 139,800,000 shares of Common Stock, par value $0.0001 per share, outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE

None.

YESDTC HOLDINGS, INC.

PART I
Item 1A.  Business.

Forward-Looking Statements

Forward-looking statements in this report, including without limitation, statements related to YESDTC Holdings, Inc’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) YESDTC Holdings, Inc’s plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of YESDTC Holdings, Inc.; (ii) YESDTC Holdings, Inc’s plans and results of operations will be affected by YESDTC Holdings, Inc’s ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in YESDTC Holdings, Inc’s filings with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this report.

Factors that might affect our forward-looking statements include, among other things:

●	overall economic and business conditions;

●	the demand for our goods and services;

●	competitive factors in the industries in which we compete;

●	emergence of new technologies which compete with our service offerings;

●	changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);

●	the outcome of litigation and governmental proceedings;

●	interest rate fluctuations and other changes in borrowing costs;

●	other capital market conditions, including availability of funding sources;

●	potential impairment of our indefinite-lived intangible assets and/or our long-lived assets; and

●	changes in government regulations related to the broadband and Internet protocol industries.

Item 1. Business.

YESDTC Holdings, Inc. (“we”, “us”, “our” or the “Company”) is a direct-to-consumer global marketer and distributor of consumer goods and products.  We are a direct-to-consumer venture marketing company specializing in the creation of innovative, high quality direct-response-television (DRTV) and internet marketing programs to reach a broad based consumer audience of domestic and international customers. We are in the business of identifying, marketing, selling and distributing consumer goods and household items directly to consumers via DRTV and internet media outlets, including high-quality television infomercials. The Company brings a unique set of skills to the business of successful consumer product marketing. Specifically, we were established to provide financing for DRTV and internet based marketing campaigns; develop and produce the creative content of these media ads by the Company’s team of experts; and arrange all aspects of advertisement broadcasting, including interfacing with media buyers.

Our custom developed DRTV and internet marketing programs are designed to greatly enhance the media advertising outreach of a particular product offering, thereby reaching a wide group of consumers and generating significantly increased sales of our portfolio of distinguished consumer products. The Company’s infomercials and online marketing platforms enable customers to easily gain access to information regarding new and exciting consumer products with the ability to purchase these items directly from us within the convenience of their own home.

Specifically, as part of our business strategy, we identify new products that we believe can benefit from the Company’s unique marketing expertise and creativity and will appeal to an extensive base of digitally enabled consumers.

We then work with our manufacturing partners to procure consumer products that will be sold through the Company’s DRTV and internet marketing channels. We assume all responsibility for funding this effort and retains control over product distribution, fulfillment and customer interaction, including the operation of customer call centers.

Corporate History

We were founded as an unincorporated business in September 2006 and incorporated under the name PR Complete Holdings, Inc.  pursuant to the laws of the State of Nevada on May 22, 2008. We were originally engaged in the business of providing affordable press release services. On November 20, 2009, our board of directors declared a dividend of an additional 48.234136 shares of our common stock on each share of our common stock outstanding as of December 4, 2009. On November 24, 2009, we filed our Amended and Restated Articles of Incorporation in order to, among other things, change our name to “YesDTC, Inc., change our authorized capital to 900,000,00 shares of common stock, par value $0.0001 per share and 100,000,000 shares of preferred stock, par value $0.0001 per share, authorize a class of “blank check preferred stock, add indemnification for our officers and directors to the fullest extent permitted by the Nevada Revised Statutes (“NRS”), and eliminate the individual liability to the fullest extent permitted by the NRS.  On November 24, 2009, we filed a further amendment to our Articles of Incorporation to change our name to YesDTC Holdings, Inc.  On December 11, 2009, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with YesDTC, Inc., a privately held Delaware corporation (“YesDTC”), and the shareholders of YesDTC (the “YesDTC Shareholders”). Upon closing of the transaction contemplated under the Exchange Agreement (the “Exchange”), on December 11, 2009, the YesDTC Shareholders transferred all of the issued and outstanding capital stock of YesDTC to the Company in exchange for shares of common stock of the Company.  Such Exchange caused YesDTC to become a wholly-owned subsidiary of the Company.  Immediately following the Exchange, we transferred all of our pre-Exchange assets and liabilities to our wholly-owned subsidiary, PR Complete Acquisition, Inc.(“SplitCo”). Thereafter, we transferred all of the outstanding capital of SplitCo to Chrissy Albice in exchange for the cancellation of 49,234,136 shares of our common stock that she owned (the “Split-Off”).  Following the Exchange and Split-Off, we discontinued our former business and succeeded to the business of YesDTC as our sole line of business.

 Markets

As a global marketer of direct-to-consumer products and services we intend to grow our business by deploying our service more broadly and seeking to rapidly increase our customer base. We intend to deploy our products and services broadly both in terms of geography and categories of commercial and business customers. We intend to increase the number of geographic markets we serve, taking advantage of a staged roll-out model to deploy our services throughout major additional United States markets. We also plan to service a wide range of commercial customers, from small businesses to large enterprises.

We determine which geographic markets to enter by assessing a number of criteria in four broad categories. First, we evaluate our ability to deploy our service in a given market. Second, we assess the market by evaluating the number of competitors, existing price points, demographic characteristics and distribution channels. Third, we evaluate the economic potential of the market, focusing on our forecasts of revenue growth opportunities and capital requirements. Finally, we look at market clustering opportunities and other cost efficiencies that might be realized.

We believe there are significant market opportunities beyond the markets in which we are currently offering our services.  Our long term plan is to expand globally with a focus on Japan and Europe.  However, given the difficult economic environment existing at the end of 2009, we have determined that for the foreseeable future, we intend to focus our resources on strengthening our market coverage in our existing markets rather than expanding into new markets.  We believe there are significant opportunities in our existing markets.  We plan to continue to monitor the broader economic environment, and based on future changes, as well as our future operating performance, will determine the appropriate time to enter new markets.

Sales and Marketing

We intend to utilize contract salespeople to sell our services directly to customers. As of December 31, 2009, we employed no direct salespeople and no contractors although we subsequently entered into arrangements with two contractors. We expect to compensate these service providers on fixed monthly fee plus commission which may be paid in the form of a grant of common stock.  Authorized representatives assist in developing awareness of and demand for our service by promoting our services and brand as part of their own advertising and direct marketing campaigns.

Competition

The market for direct-to-consumer services and distribution is highly competitive, and includes companies that offer a variety of services using a number of distinctly different distribution and technological platforms.  The market for our products is rapidly evolving and intensely competitive as new products and platforms are regularly introduced. Competition in the industry is based primarily upon:

▪	brand name recognition;
▪	availability of financial resources;
▪	the quality of products;
▪	reviews received for a product from independent reviewers who publish reviews in magazines, websites, newspapers and other industry publications;
▪	distributor’s access to channel partners;
▪	the price of each products; and
▪	the number of products then available.

As we develop our service, we anticipate that our model may need to change to take into account the changing competitive environment.

Competitive Strengths

Even though we face substantial existing and prospective competition, we believe that we have a number of competitive advantages that will allow us to retain existing customers and attract new customers over time.

Efficient Economic Model

Our economic model is characterized by low fixed capital and operating expenditures relative to other direct-to-consumer companies. We specialize in custom designed direct-to-consumer marketing campaigns that we create and fund in-house, thereby dispensing with the costs involved either using high-priced consultants or slow in-house processes. Our model is highly leverageable and expandable which will enable us to realize incremental savings in our build-out costs as our customer base grows.

Experienced Management Team

We have an experienced executive management team with more than 35 years combined experience as company leaders.  Our President and Chief Executive Officer is Joseph Noel. Noel, was a founder of YESDTC and has more than 29 years experience in the financial investment and technology industries.  Our Chief Financial Officer, William Bush, has been the chief financial officer for two publicly traded companies and has been involved with emerging growth companies for more than 10 years.

Regulatory Matters

Internet Taxation

The Internet Tax Freedom Act, which was signed into law in October 2007, extended a moratorium on taxes on Internet access and multiple, discriminatory taxes on electric commerce. This moratorium had previously expired in November 2007, and as with the preceding Internet Tax Freedom Act, ‘‘grandfathered’’ states that taxed Internet access prior to October 1998 to allow them to continue to do so. Certain states have enacted various taxes on Internet access or electronic commerce, and selected states’ taxes are being contested on a variety of bases. However, state tax laws may not be successfully contested, and future state and federal laws imposing taxes or other regulations on Internet access and electronic commerce may arise, any of which could increase the cost of providing Internet services, which could, in turn, materially adversely affect our business.

Employees

As of December 31, 2009, we had no employees and utilized the services of 2 contract service providers.  As of April 12, 2010, we had no employees and utilized the services of 6 contract service providers. We believe our relations are good.  Two of our service providers are considered members of executive management.

Item 1A.  Risk Factors.

Investing in our common stock involves a high degree of risk. Prospective investors should carefully consider the risks described below and other information contained in this annual report, including our financial statements and related notes before purchasing shares of our common stock. There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In that case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

Risks Relating to Our Business

We may be unable to successfully execute any of our identified business opportunities or other business opportunities that we determine to pursue.

In order to pursue business opportunities, we will need to continue to build our infrastructure and strengthen our operational capabilities. Our ability to do any of these successfully could be affected by any one or more of the following factors:

•	the ability of our equipment, our equipment suppliers or our service providers to perform as we expect;

•	the ability of our services to achieve market acceptance;

•	our ability to manage third party relationships effectively;

•	our ability to work effectively with new customers;

•	our ability to effectively manage the growth and expansion of our business operations without incurring excessive costs, high employee turnover or damage to customer relationships;

•	our ability to attract and retain qualified personnel which may be affected by the significant competition in our industry for persons experienced in network operations and engineering;

•	our ability to accurately predict and respond to the rapid technological changes in our industry and the evolving demands of the markets we serve; and

•	our ability to raise additional capital to fund our growth and to support our operations until we reach profitability.
Our failure to adequately address any one or more of the above factors could have a significant adverse impact on our ability to execute our business plan and the long term viability of our business.

Our business depends on a strong brand, and if we do not maintain and enhance our brand, our ability to attract and retain customers may be impaired and our business and operating results may be harmed.

We believe that our brand is a critical part of our business. Maintaining and enhancing our brand may require us to make substantial investments with no assurance that these investments will be successful. If we fail to promote and maintain the “YESDTC” brand, or if we incur significant expenses in this effort, our business, prospects, operating results and financial condition may be harmed. We anticipate that maintaining and enhancing our brand will become increasingly important, difficult and expensive.

We rely on a limited number of third party suppliers that manufacture our products. If these companies fail to perform or experience delays, shortages or increased demand for their products or services, we may face shortage of products or components, increased costs, and may be required to suspend our product deployment and our product and service introduction.

We depend on a limited number of third party suppliers to produce and deliver products required for our network. We also depend on a limited number of third parties to distribute these same products. We do not maintain any long term supply contracts with these manufacturers. If a manufacturer or other provider does not satisfy our requirements, or if we lose a manufacturer or any other significant provider, we may have insufficient network equipment for delivery to customers and for installation or maintenance of our infrastructure, and we may be forced to suspend the deployment of our network and enrollment of new customers, thus impairing future growth.

We may pursue acquisitions that we believe complement our existing operations but which involve risks that could adversely affect our business.

Acquisitions involve risks that could adversely affect our business including the diversion of management time from operations and difficulties integrating the operations and personnel of acquired companies. In addition, any future acquisitions could result in significant costs, the incurrence of additional debt or the issuance of equity securities to fund the acquisition, and the assumption of contingent or undisclosed liabilities, all of which could materially adversely affect our business, financial condition and results of operations.

In connection with any future acquisition, we generally will seek to minimize the impact of contingent and undisclosed liabilities by obtaining indemnities and warranties from the seller. However, these indemnities and warranties, if obtained, may not fully cover the liabilities due to their limited scope, their amount or duration, the financial limitations of the indemnitor or warrantor, or for other reasons.

We continue to consider strategic acquisitions, some of which may be larger than those previously completed and could be material acquisitions.  Integrating acquisitions is often costly and may require significant attention from management.  Delays or other operational or financial problems that interfere with our operations may result.  If we fail to implement proper overall business controls for companies or assets we acquire or fail to successfully integrate these acquired companies or assets in our processes, our financial condition and results of operations could be adversely affected.  In addition, it is possible that we may incur significant expenses in the evaluation and pursuit of potential acquisitions that may not be successfully completed.

We have a history of operating losses and expect to continue incurring losses for the foreseeable future.

Our current business was launched in 2009 and has incurred losses in its first partial year of operation.  We recorded a net loss of approximately $9,900,000 in 2009.  We cannot anticipate when, if ever, our operations will become profitable. We expect to incur significant net losses as we develop our network, expand our markets, undertake acquisitions, and pursue our business strategy. We intend to invest significantly in our business before we expect cash flow from operations to be adequate to cover our operating expenses.

If we are unable to execute our business strategy and grow our business, either as a result of the risks identified in this section or for any other reason, our business, prospects, financial condition and results of operations will be adversely affected.

Cash and cash equivalents represent one of our largest assets and in light of the recent market turmoil among financial institutions and related liquidity issues, we may be at risk of being uninsured for a large portion of such assets or having timing problems accessing such assets.

The market turmoil experienced over the past few years, including the failure or insolvency of several large financial institutions and the credit crunch affecting the short term debt markets, has caused liquidity problems for companies and institutions across the country.  As of December 31, 2009, we had approximately $450,000 in cash and cash equivalents with one large financial banking institution. Although the present regulatory response in the United States for when a large institution becomes insolvent generally has been to have the failing institution merge or transfer assets to more solvent entities, thereby avoiding failures, it is possible that any financial institution could become insolvent or fail.  At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If the institution at which we have placed our funds were to become insolvent or fail, we could be at risk for losing a substantial portion of our cash deposits, or incur significant time delays in obtaining access to such funds. In light of the limited amount of federal insurance for deposits, even if we were to spread our cash assets among several institutions, we would remain at risk for the amount not covered by insurance.

The global economic crisis could have a material adverse effect on our liquidity and capital resources.

The recent distress in the financial markets has resulted in extreme volatility in security prices and diminished liquidity and credit availability, and there can be no assurance that our liquidity will not be affected by changes in the financial markets and the global economy or that our capital resources will at all times be sufficient to satisfy our liquidity needs. Although we believe that our cash and cash equivalents currently on hand will provide us with sufficient liquidity through the current credit crisis, tightening of the credit markets could make it more difficult for us to access funds, enter into agreements for new debt or obtain funding through the issuance of our securities.

In addition, the current credit crisis is having a significant negative impact on businesses around the world, and the impact of this crisis on our major suppliers cannot be predicted. The inability of key suppliers to access liquidity, or the insolvency of key suppliers, could lead to delivery delays or failures.

Our business may require additional capital for continued growth, and our growth may be slowed if we do not have sufficient capital.

The continued growth and operation of our business may require additional funding for working capital, debt service, the enhancement and upgrade of our network, the build-out of infrastructure to expand our coverage, possible acquisitions and possible bids to acquire spectrum licenses.  We may be unable to secure such funding when needed in adequate amounts or on acceptable terms, if at all. To execute our business strategy, we may issue additional equity securities in public or private offerings, potentially at a price lower than the market price at the time of such issuance. Similarly, we may seek debt financing and may be forced to incur significant interest expense. If we cannot secure sufficient funding, we may be forced to forego strategic opportunities or delay, scale back or eliminate network deployments, operations, acquisitions, spectrum bids and other investments.

Our ability to obtain needed financing may be impaired by such factors as the condition of the economy and capital markets, both generally and specifically in our industry, and the fact that we are not profitable, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

Our independent auditors have expressed doubt about our ability to continue as a going concern.

In their report dated April 14, 2010, our independent registered public accounting firm stated that our consolidated financial statements for the period ended December 31, 2009 were prepared assuming that we would continue as a going concern, and that they have doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our recurring losses, accumulated deficits and negative cash flows from operations. We continue to experience net operating losses and negative cash flows from operating activities. Our ability to continue as a going concern is subject to our ability to generate profits and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from lenders, where possible. Our continued net operating losses and our auditors’ doubts increase the difficulty of our meeting these goals, and our efforts to continue as a going concern may not prove successful.

Many of our competitors are better established and have resources significantly greater than we have, which may make it difficult to attract and retain customers.

The market for direct-to-consumer services is highly competitive, and we compete with several other companies within each of our markets. Many of our competitors are well established with larger and better developed networks and support systems, longer-standing relationships with customers and suppliers, greater name recognition and greater financial, technical and marketing resources than we have. Our competitors may subsidize competing services with revenue from other sources and, thus, may offer their products and services at prices lower than ours. Our competitors may also reduce the prices of their services significantly or may offer broadband connectivity packaged with other products or services. We may not be able to reduce our prices or otherwise combine our services with other products or services, which may make it more difficult to attract and retain customers. In addition, new competitors may emerge for our primarily commercial and business customer base from businesses primarily engaged in providing residential services to consumers.

We expect existing and prospective competitors to adopt technologies or business plans similar to ours, or seek other means to develop services competitive with ours, particularly if our services prove to be attractive in our target markets. This competition may make it difficult to attract and retain customers.

Excessive customer churn may adversely affect our financial performance by slowing customer growth, increasing costs and reducing revenues.

The successful implementation of our business plan depends upon controlling customer churn. Customer churn is a measure of customers who stop using our services. Customer churn could increase as a result of:

•	Insufficient or ineffective marketing campaigns and/or general reduction in the quality of our customer service;

•	interruptions to the delivery of goods and services to customers over our network;

•	changes in promotions and new marketing or sales initiatives; and
•	new competitors entering the markets in which we offer service.

An increase in customer churn can lead to slower customer growth, increased costs and a reduction in revenues.

If our strategy is unsuccessful, we will not be profitable and our stockholders could lose their investment.

There is limited track record for companies pursuing our strategy. Many direct-to-consumer venture marketing companies have failed and there is no guarantee that our strategy will be successful or profitable. If our strategy is unsuccessful, the value of our company may decrease and our stockholders could lose their investment.

We may not be able to effectively control and manage our growth which would negatively impact our operations.

If our business and markets continue to grow and develop, it will be necessary for us to finance and manage expansion in an orderly fashion. In addition, we may face challenges in managing expanding product and service offerings, and in integrating acquired businesses. Such events would increase demands on our existing management, workforce and facilities. Failure to satisfy increased demands could interrupt or adversely affect our operations and cause backlogs and administrative inefficiencies.

The success of our business depends on the continuing contributions of key personnel and our ability to attract, train and retain highly qualified personnel.

We are highly dependent on the continued services of our President and Chief Executive Officer, Joseph Noel who currently does not have an employment agreement with us.  We cannot guarantee that any of these persons will stay with us for any definite period. Loss of the services of Mr. Noel could adversely impact our operations. We do not maintain policies of “key man” insurance on our executives.

In addition, we must be able to attract, train, motivate and retain highly skilled and experienced service providers in order to successfully introduce our services in new markets and grow our business in existing markets. Qualified service providers often are in great demand and may be unavailable in the time frame required to satisfy our business requirements. We may not be able to attract and retain sufficient numbers of highly skilled service providers in the future. The loss of service providers or our inability to hire or retain sufficient service providers at competitive rates of compensation could impair our ability to successfully grow our business and retain our existing customer base.

Any acquisitions we make could result in integration difficulties that could lead to substantial costs, delays or other operational or financial difficulties.

We may seek to expand by acquiring competing businesses, including those operating in our current business markets or those operating in other geographic markets. We cannot accurately predict the timing, size and success of our acquisition efforts and the associated capital commitments that might be required. We expect to encounter competition for acquisitions which may limit the number of potential acquisition opportunities and may lead to higher acquisition prices. We may not be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses, if any, without substantial costs, delays or other operational or financial difficulties.

In addition, such acquisitions involve a number of other risks, including:

•	failure of the acquired businesses to achieve expected results;

•	diversion of management’s attention and resources to acquisitions;

•	failure to retain key customers or personnel of the acquired businesses; and

•	risks associated with unanticipated events, liabilities or contingencies.

Client dissatisfaction with, or performance problems of, a single acquired business could negatively affect our reputation. The inability to acquire businesses on reasonable terms or successfully integrate and manage acquired companies, or the occurrence of performance problems at acquired companies, could result in dilution, unfavorable accounting treatment or one-time charges and difficulties in successfully managing our business.

Our inability to obtain capital,  internally generate cash, secure debt financing, or use shares of our common stock to finance future acquisitions could impair the growth and expansion of our business.

The extent to which we will be able or willing to use shares of our common stock to consummate acquisitions will depend on (i) the market value of our securities which will vary, (ii) liquidity, which is presently limited, and (iii) the willingness of potential sellers to accept shares of our common stock as full or partial payment for their business. Using shares of our common stock for this purpose may result in significant dilution to existing stockholders. To the extent that we are unable to use common stock to make future acquisitions, our ability to grow through acquisitions may be limited by the extent to which we are able to raise capital through debt or equity financings. We may not be able to obtain the necessary capital to finance any acquisitions. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of expansion or redirect resources committed to internal purposes. Our failure to use shares of our common stock to make future acquisitions may hinder our ability to actively pursue our acquisition program.

In providing our services we could infringe on the intellectual property rights of others, which may cause us to engage in costly litigation and, if we do not prevail, could also cause us to pay substantial damages and prohibit us from selling our services.

Third parties may assert infringement or other intellectual property claims against us. We may have to pay substantial damages, including damages for past infringement if it is ultimately determined that our services infringe a third party’s proprietary rights. Further, we may be prohibited from selling or providing some of our services before we obtain additional licenses, which, if available at all, may require us to pay substantial royalties or licensing fees. Even if claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management’s attention from our other business concerns. Any public announcements related to litigation or interference proceedings initiated or threatened against us could cause our business to be harmed and our stock price to decline.

Risks Relating to Our Industry

An economic or industry slowdown may materially and adversely affect our business.

Slowdowns in the economy or in the direct-to-consumer industry may impact demand for our services, or negatively impact other businesses or industries, thereby reducing demand for our services by causing others to delay or abandon implementation of new products and technologies. Further, the war on terrorism, the threat of additional terrorist attacks, the political and economic uncertainties resulting therefrom, and other unforeseen events may impose additional risks upon and adversely affect the direct-to-consumer industry, and our business.

The industry in which we operate is continually evolving which makes it difficult to evaluate our future prospects and increases the risk of an investment in our securities. Our products and services may become obsolete and we may not be able to develop competitive products or services on a timely basis or at all.

The direct-to-consumer industry is characterized by rapid technological change, competitive pricing, frequent new service introductions, and evolving industry standards. We believe that our success depends on our ability to anticipate and adapt to these challenges and to offer competitive services on a timely basis. We face a number of difficulties and uncertainties associated with our reliance on technological development, such as:

•	competition from service providers using more traditional and commercially proven means to deliver similar or alternative services;

•	competition from new service providers using more efficient, less expensive technologies, including products not yet invented or developed;

•	uncertain customer acceptance;

•	realizing economies of scale;

•	responding successfully to advances in competing technologies in a timely and cost-effective manner;

•	existing, proposed or undeveloped technologies that may render our services less profitable or obsolete.

As the services offered by us and our competitors develop, businesses and consumers may not accept our services as a commercially viable alternative to other means of delivering products and services. As a result, our services may become obsolete and we may be unable to develop competitive products or services on a timely basis, or at all.

Risks Relating to Our Organization

As a result of the Exchange, YesDTC became a subsidiary of ours and since we are subject to the reporting requirements of federal securities laws, this can be expensive and may divert resources from other projects, thus impairing our ability grow.

As a result of the Exchange, YesDTC became a subsidiary of ours and, accordingly, is subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC (including reporting of the Exchange) and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if YesDTC had remained privately held and did not consummate the Exchange.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We will need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings with the SEC current and interfere with the ability of investors to trade our securities and for our shares to continue to be quoted on the OTC Bulletin Board or to list on any national securities exchange.

Our certificate of incorporation allows for our board to create new series of preferred stock without further approval by our stockholders which could adversely affect the rights of the holders of our common stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to such holders (i) the preferred right to our assets upon liquidation, (ii) the right to receive dividend payments before dividends are distributed to the holders of common stock and (iii) the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing common stockholders.

Our officers and directors own a substantial amount of our common stock and, therefore, exercise significant control over our corporate governance and affairs which may result in their taking actions with which other shareholders do not agree.

Our executive officers and directors, and entities affiliated with them, control approximately 50.3% of our outstanding common stock (including exercisable warrants held by them). These shareholders, if they act together, may be able to exercise substantial influence over the outcome of all corporate actions requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions, which may result in corporate action with which other shareholders do not agree. This concentration of ownership may also have the effect of delaying or preventing a change in control which might be in other shareholders’ best interest but which might negatively affect the market price of our common stock.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

We are subject to financial reporting and other requirements for which our accounting, and other management systems and resources may not be adequately prepared.

We are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires us to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting.  Beginning in 2011, we will be required to obtain a report by our independent auditors addressing these assessments annually. These reporting and other obligations will place significant demands on our management, administrative, operational and accounting resources. We anticipate that we may need to (i) upgrade our systems, (ii) implement additional financial and management controls, reporting systems and procedures, (iii) implement an internal audit function, and (iv) hire additional accounting, internal audit and finance personnel. If we are unable to accomplish these objectives in a timely and effective manner, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a negative impact on our ability to manage our business and on our stock price.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2010 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

Risks Relating to Our Common Stock

We may fail to qualify for continued listing on the OTC Bulletin Board which could make it more difficult for investors to sell their shares.

In January 2010, our common stock was approved for listing on the OTC Bulletin Board   (“OTCBB”) and our common stock continues to be listed on the OTCBB. There can be no assurance that trading of our common stock on such market will be sustained or that we can meet OTCBB’s continued listing standards. In the event that our common stock fails to qualify for continued inclusion, our common stock could thereafter only be quoted on the “pink sheets.” Under such circumstances, shareholders may find it more difficult to dispose of, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain purchasers such as financial institutions, hedge funds and other similar investors.

Our common stock may be affected by limited trading volume and price fluctuations which could adversely impact the value of our common stock.

There has been limited trading in our common stock and there can be no assurance that an active trading market in our common stock will either develop or be maintained. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in our industry;
•	competitive pricing pressures;
•	our ability to obtain working capital financing;
•	additions or departures of key personnel;
•
limited “public float” following the Merger, in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

•	sales of our common stock (particularly following effectiveness of the resale registration statement required to be filed in connection with the Private Placement);
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	loss of any strategic relationship;
•	regulatory developments;
•	economic and other external factors;
•	period-to-period fluctuations in our financial results; and
•	inability to develop or acquire new or needed technology.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on an investment in our common stock may be limited to the value of the common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition, and other business and economic factors as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on a shareholder’s investment will only occur if our stock price appreciates.

There is currently a very limited trading market for our common stock and we cannot ensure that one will ever develop or be sustained.

To date there has been a very limited trading market for our common stock. We cannot predict how liquid the market for our common stock might become. We anticipate having our common stock continue to be quoted for trading on the OTCBB, however, we cannot be sure that such quotations will continue. As soon as is practicable, we anticipate applying for listing of our common stock on either the NYSE Amex, The NASDAQ Capital Market or other national securities exchange, assuming that we can satisfy the initial listing standards for such exchange. We currently do not satisfy the initial listing standards, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remain listed on the OTCBB or suspended from the OTCBB, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Furthermore, for companies whose securities are traded in the OTCBB, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

Our common stock may be deemed a “penny stock,” which would make it more difficult for our investors to sell their shares.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Conversion of secured convertible notes and exercise of warrants may have a dilutive effect on our common stock.

If the price per share of our common stock at the time of exercise of any warrants, options, or any other convertible securities is in excess of the various exercise or conversion prices of such convertible securities, exercise or conversion of such convertible securities would have a dilutive effect on our common stock. As of December 31, 2009, we had (i) outstanding warrants to purchase 54,800,000 shares of our common stock at an exercise price of $0.10 per share, and (ii) outstanding secured convertible notes which are convertible into an aggregate of 50,000,000 shares of our common stock. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common stockholders.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are currently located in San Francisco, California, at 300 Beale Street for our administrative offices. We do not pay nor are we required to make any annual rent payments.  There is no guarantee that this arrangement will continue.

We do not own any real property.

Item 3. Legal Proceedings.

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

Item 4. (Removed and Reserved.)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was eligible for quotation on the OTC Bulletin Board under the symbol PPHI from February 17, 2009 through January 12, 2010.  Since January 13, 2010, our common stock has been eligible for quotation on the OTC Bulletin Board under the symbol YESD  Prior to January 13, 2010, there was no active market for our common stock. As a result, there is no historical information to be provided regarding high and low sales prices as reported on the OTC Bulletin Board.

The last reported sales price of our common stock on the OTC Bulletin Board on April 12, 2010 was $0.06. According to the records of our transfer agent, as of April 12, 2010, there were approximately 25 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock in the foreseeable future. Rather, we expect to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2009, we did not maintain any incentive stock or similar stock incentive plans.

Recent Sales of Unregistered Securities

Sales by YesDTC, Inc.

On December 11, 2009, YesDTC sold an aggregate of $200,000 in 5% senior secured convertible notes due December 2011 (the “Bridge Notes”) and five-year warrants to purchase an aggregate of 50,000,000 shares of common stock at an exercise price of $0.10 per share (the “Bridge Warrants”).  The Bridge Notes are convertible into an aggregate of 50,000,000 shares of common stock. Upon the closing of the Exchange, Yes DTC’s obligations under the Bridge Notes and Bridge Warrants were assumed by the Company.  All of the shares of common stock underlying the Bridge Notes and Bridge Warrants are subject to a registration rights under which we are obligated to file a registration statement covering such shares within 180 days of the closing date of the bridge financing and to use our best efforts to cause such registration statement to be declared effective within 365 days of the closing date.  Holders of our securities issued in the Bridge Financing also have the right to seek “piggyback” registration of their shares in certain circumstances.

On November 23, 2009 we issued 90,000,000 common shares to our founders for $100 and services valued at $8,900. Of those shares, we issued 50,000,000 to our President and Chief Executive Officer, Mr. Joseph Noel, and 40,000,000 to Allay Online Marketing, LLC. Mr. Noel owns 25% of Allay Online Marketing, LLC and is its managing member.

Sales by YesDTC Holdings, Inc.

On November 20, 2009, our board of directors declared a dividend of an additional 48.234136 shares of our common stock on each share of our common stock outstanding on December 4, 2009.

On December 11, 2009, we issued 450 units in a private placement to two investors (the “Private Placement”), consisting of an aggregate of 4,500,000 shares of our common stock and five-year warrants to purchase 4,500,000 shares of common stock exercisable at $0.10 per share (the “Investor Warrants”), for $10,000 per unit, or $450,000.  For a period of 12 months from the closing date of the Private Placement, holders of our shares issued in the Private Placement, as well as the shares of common stock underlying the warrants issued in the Private Placement, have the right to seek “piggyback” registration of their shares in certain circumstances.

Description of Securities

Authorized Capital Stock

We have authorized 1,000,000,000 shares of capital stock, par value $0.0001 per share, of which 900,000,000 are shares of common stock and 100,000,000 are shares of preferred stock.

Capital Stock Issued and Outstanding

Our issued and outstanding securities as of April 12, 2010, on a fully diluted basis, are as follows:

•	139,800,000 shares of our common stock;
•	No shares of preferred stock;
•	Warrants to purchase an aggregate of 54,800,000 shares of our common stock issued to third parties in private placements at an exercise price of $0.10 per share; and
•	Convertible promissory notes issued to third parties in private placements that can currently be converted into an aggregate of 50,000,000 shares of our common stock.

Common Stock

The holders of our common stock are entitled to one vote per share. Our Amended and Restated Articles of Incorporation does not provide for cumulative voting. The holders of our common stock are entitled to receive ratably such dividends, if any, as may be declared by our board of directors out of legally available funds; however, the current policy of our board of directors is to retain earnings, if any, for operations and growth. Upon liquidation, dissolution or winding-up, the holders of our common stock are entitled to share ratably in all assets that are legally available for distribution. The holders of our common stock have no preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of any series of preferred stock, which may be designated solely by action of our board of directors and issued in the future.

Preferred Stock

Our board of directors is authorized, subject to any limitations prescribed by law, without further vote or action by our stockholders, to issue from time to time shares of preferred stock in one or more series. Each series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by our board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights.

Secured Convertible Promissory Notes

In connection with the Exchange, we assumed the obligations of YesDTC under certain 5% senior secured convertible promissory notes having an aggregate principal amount of $200,000 (the “Bridge Notes”) that were issued in connection with a bridge financing.  The Bridge Notes mature in December 2011 and bear interest at 5% per annum, payable on the maturity date.  During an event of default (as defined in the Bridge Notes), the interest of the Bridge Notes will be increased to 18% per annum until paid in full.  In addition, upon the occurrence of an event of default, all principal and interest then remaining unpaid shall immediately become due and payable upon demand. Events of default include but are not limited to (i) the Company’s failure to make payments when due, (ii) breaches by the Company of its representations, warranties and covenants, and (iii) delisting of the Company’s common stock from the OTC Bulletin Board.

Pursuant to the terms of the notes, the subscribers have the right, so long as the notes are not fully repaid, to convert the notes into shares of the Company’s common stock at a conversion price of $0.0004 per share as may be adjusted.  The Bridge Notes contain anti-dilution provisions, including but not limited to if the Company issues shares of its common stock at less than the then existing conversion price, the conversion price of the Bridge Notes will automatically be reduced to such lower price. The Bridge Notes contain limitations on conversion, including the limitation that the holder may not convert its note to the extent that upon conversion the holder, together with its affiliates, would own in excess of 4.99% of the Company’s outstanding shares of common stock (subject to an increase upon at least 61-days’ notice by the subscriber to the Company, of up to 9.99%).

The Bridge Notes are secured by a security interest in certain assets of YesDTC, pursuant to a security agreement.

Warrants

In connection with the Exchange, we assumed the obligations of YesDTC under certain warrants to purchase up to an aggregate of 50,000,000 shares of our common stock that were issued in connection with a bridge financing (the “Bridge Warrants”)/  The Bridge Warrants are exercisable for a period of five (5) years at an exercise price of $0.10 per share.  The Bridge Warrants contain anti-dilution provisions, including but not limited to if the Company issues shares of its common stock at less than the then existing exercise price, the exercise price of the warrants will automatically be reduced to such lower price.  The Bridge Warrants contain limitations on exercise, including the limitation that the holders may not convert their warrants to the extent that upon exercise the holder, together with its affiliates, would own in excess of 4.99% of the Company’s outstanding shares of common stock (subject to an increase upon at least 61-days’ notice by the subscriber to the Company, of up to 9.99%).

In connection with the private placement that we closed in December 2009 (the “Private Placement”), we issued warrants to purchase an aggregate of 4,500,000 shares of our common stock (the “Private Placement Warrants”).  The Private Placement Warrants are exercisable for a period of five (5) years at an exercise price of $0.10 per share.  The Private Placement Warrants contain anti-dilution provisions, including but not limited to if the Company issues shares of its common stock at less than the then existing exercise price, the exercise price of the warrants will automatically be reduced to such lower price.  The Private Placement Warrants contain limitations on exercise, including the limitation that the holders may not convert their warrants to the extent that upon exercise the holder, together with its affiliates, would own in excess of 4.99% of the Company’s outstanding shares of common stock (subject to an increase upon at least 61-days’ notice by the subscriber to the Company, of up to 9.99%).

Registration Rights

All of the shares of common stock underlying the Bridge Notes and Bridge Warrants are subject to a registration rights agreement under which we are obligated to file a registration statement covering such shares within 180 days of the closing date of the Bridge Financing and to use our best efforts to cause such registration statement to be declared effective within 365 days of the closing date.  Holders of our securities issued in the Bridge Financing also have the right to seek “piggyback” registration of their shares in certain circumstances.   In addition, for a period of 12 months from the closing date of the Private Placement, holders of our shares issued in the Private Placement, as well as the shares of common stock underlying the Private Placement Warrants, have the right to seek “piggyback” registration of their shares in certain circumstances.

 Transfer Agent

Our transfer agent is Holladay Stock Transfer, 2369 North 67th Place, Scottsdale, Arizona 85251.

Indemnification of Directors and Officers

Under the Nevada Revised Statutes and our Articles of Incorporation, as amended, and our Bylaws, our directors will have no personal liability to us or our stockholders for monetary damages incurred as the result of the breach or alleged breach by a director of his "duty of care." This provision does not apply to the directors' (i) acts or omissions that involve intentional misconduct or a knowing and culpable violation of law, (ii) acts or omissions that a director believes to be contrary to the best interests of the corporation or its stockholders or that involve the absence of good faith on the part of the director, (iii) approval of any transaction from which a director derives an improper personal benefit, (iv) acts or omissions that show a reckless disregard for the director's duty to the corporation or its stockholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director's duties, of a risk of serious injury to the corporation or its stockholders, (v) acts or omissions that constituted an unexcused pattern of inattention that amounts to an abdication of the director's duty to the corporation or its stockholders, or (vi) approval of an unlawful dividend, distribution, stock repurchase or redemption. This provision would generally absolve directors of personal liability for negligence in the performance of duties, including gross negligence.

The effect of this provision in our Articles of Incorporation and Bylaws is to eliminate the rights of our Company and our stockholders (through stockholder's derivative suits on behalf of our Company) to recover monetary damages against a director for breach of his fiduciary duty of care as a director (including breaches resulting from negligent or grossly negligent behavior) except in the situations described in clauses (i) through (vi) above. This provision does not limit nor eliminate the rights of our Company or any stockholder to seek non-monetary relief such as an injunction or rescission in the event of a breach of a director's duty of care.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act" or "Securities Act") may be permitted to directors, officers or persons controlling our Company pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Item 6.  Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

YesDTC is a direct-to-consumer venture marketing company specializing in the creation of innovative, high quality direct-response-television (DRTV) and internet marketing programs to reach a broad based consumer audience of domestic and international customers. The Company brings a unique set of skills to the business of successful consumer product marketing. Specifically, YesDTC was established to provide financing for DRTV and internet based marketing campaigns; develop and produce the creative content of these media ads by the Company’s team of experts; and arrange all aspects of advertisement broadcasting, including interfacing with media buyers.

Characteristics of our Revenues and Expenses

As of December 31, 2009, we had not concluded any sales transactions as our business was formed in November 2009.  As a result we had no revenue or cost of sales for the year ended December 31, 2009.

Sales and marketing expenses primarily consist of the costs of our marketing initiatives and business development expenses.

General and administrative expenses include costs attributable to corporate overhead and the overall support of our operations.  Our primary costs include charges related to stock issued and recognized as compensation, accounting, legal and other professional services, and other general operating expenses.

Market Information

We operate in one segment which is the business of direct-to-consumer services.   Although we provide services in multiple markets, these operations have been aggregated into one reportable segment based on the similar economic characteristics among all markets, including the nature of the services provided and the type of customers purchasing such services.

Since we were formed on November 13, 2009 there is no comparative period for purposes of this analysis.  Accordingly, the following discusses activity  from inception through December 31, 2009.

For the Period From Inception (November 13, 2009) to December 31, 2009

Revenues and Cost of Revenues.    We had no revenues or cost of revenues for the year ended December 31, 2009.  We are in the formation stage as our business was formed near the end of the calendar year and no revenue activities had yet begun.

Sales and Marketing.   Sales and marketing expenses for the year ended December 31, 2009 totaled approximately $59,000. These costs primarily related to the cost of custom designed direct-to-consumer marketing campaigns.  Approximately $48,000 of the total expenses were to a company controlled by Jon Schulberg, a director of the Company, of which $30,000 had been paid at December 31, 2009 and approximately $7,000 of these expenses were to a company controlled by another director, for investor relations services.

General and Administrative.    General and administrative expenses for the year ended December 31, 2009 totaled approximately $16,000.  These costs were principally related to costs associated with legal and consulting services associated with the start-up of our business and includes $2,500 of stock-based legal fees.

Interest Expense.    Interest expense for the year ended December 31, 2009 totaled approximately $6,500.  These costs primarily related to the amortization of amounts recognized as debt discounts from the issuance of warrants as part of a financing, interest on the face amount of notes, and amortization of debt issue costs.

Change in fair value of embedded conversion option.    Change in fair value of the embedded conversion option for the year ended December 31, 2009 totaled approximately $5,000,000.  These costs relate to the recognition of changes in the fair value of the embedded conversion option derivative  liability of the convertible debt which was sold as part of a financing.

Change in fair value of warrant liability.    Change in fair value of warrant liability for the year ended December 31, 2009 totaled approximately $4,800,000.  These costs relate to the recognition of changes in the fair value of the warrant derivative liability issued as part of a financing.

Liquidity and Capital Resources

We have historically met our liquidity and capital requirements primarily through the public sale and private placement of equity securities and debt financing. Cash and cash equivalents totaled approximately $450,000.

Net Cash Used in Operating Activities.    Net cash used in operating activities for the year ended December 31, 2009 totaled approximately $160,000.  The use of cash was primarily related to the acquisition of inventory for sale in our distribution network and the prepayment of legal fees offset by accrued liabilities.

Net Cash Provided By/Used in Investing Activities.    We did not use cash in investing activities for the year ended December 31, 2009.

Net Cash Provided By Financing Activities.  Net cash provided by financing activities for the year ended December 31, 2009 totaled approximately $608,000. The cash provided was the result of the sale of common stock through a PIPE financing and the sale convertible notes which resulted in net proceeds of approximately $418,000 and $190,000, respectively.

Working Capital.    As of December 31, 2009, we had working capital deficit of approximately $9.9 million including approximately $10.5 million of liabilities related to derivative liabilities. Based on our current operating activities and plans, we believe our existing working capital will enable us to meet our anticipated cash requirements for at least the next twelve months.

Senior Convertible Debentures

In December 2009, we sold $200,000 of senior convertible debentures. These debentures do not require periodic interest payments but do bear an interest rate of 5% per annum and mature on December 11, 2011.  Holders of the debentures received five-year warrants to purchase an aggregate of 50,000,000 shares of common stock at an exercise price of $0.10 per share.

Impact of Inflation, Changing Prices and Economic Conditions

Pricing for many products and services have historically decreased over time due to the effect of product and process improvements and enhancements. In addition, economic conditions can affect the buying patterns of customers. During 2009, the impact of the long economic recession caused many of our prospective customers to either delay their buying decisions. In addition, general pricing levels for consumer-to-direct services declined modestly during the year. We believe that certain customers may increase their purchase of products and services when economic conditions improve.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, we utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming our estimates and judgments, giving appropriate consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to other companies in our industry. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and estimation, or are fundamentally important to our business.

Revenue Recognition.    We expect to recognize the total revenue provided under a contract ratably over the contract period, including any periods under which we have agreed to provide services at no cost.  Deferred revenues are recognized as a liability when billings are issued in advance of the date when revenues are earned.  We expect to apply the revenue recognition principles set forth in ASC 605 which provides for revenue to be recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery or installation has been completed, (iii) the customer accepts and verifies receipt, and (iv) collectability is reasonably assured.

Stock Based Awards.  With our formation in 2009, we implemented ASC 718-10 which requires the fair value of all stock-based employee compensation awarded to employees and service providers to be recorded as an expense over the related vesting period.  The statement also requires the recognition of compensation expense for the fair value of any unvested stock option and warrant awards outstanding at the date of adoption.

Off-Balance Sheet Arrangements.    We have no off-balance sheet arrangements, financings, or other relationships with unconsolidated entities known as ‘‘Special Purposes Entities.’’

Recent Accounting Pronouncements

In September 2006, the FASB issued an accounting standard which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. We adopted this standard upon formation in 2009 for our financial assets and financial liabilities.  Upon formation in 2009, we also adopted the fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis.  The adoption of this standard did not have a material impact on our financial position or results of operations.

In December 2007, the FASB issued an accounting standard related to accounting for business combinations and related disclosures. This standard addresses the recognition and accounting for identifiable assets acquired, liabilities assumed and noncontrolling interests in business combinations. The standard also expands disclosure requirements for business combinations. The standard became effective on January 1, 2009 which we adopted upon formation in 2009.

In December 2007, the FASB issued an accounting standard related to accounting and reporting for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Noncontrolling interests are reported as a separate component of consolidated stockholders’ equity, and net income allocable to noncontrolling interests and net income attributable to stockholders are reported separately in the consolidated statement of operations. This standard became effective on January 1, 2009 and did not have a material impact on our financial position or results of operations.

In March 2008, the FASB issued an accounting standard related to disclosures about derivative instruments and hedging activities. This standard amends and enhances disclosure requirements to provide a better understanding of how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on a company’s financial position, financial performance and cash flows. We adopted this standard on our formation in 2009 and have included additional disclosures in our consolidated financial statements.

In April 2008, the FASB issued an accounting standard which provides guidance for determining the useful life of an intangible asset and the period of expected cash flows used to measure the fair value of the asset. We adopted this standard on our formation in 2009 and it did not impact our financial position or results of operations.

In May 2008, the FASB issued an accounting standard that requires the liability and equity components of convertible debt instruments to be accounted for separately if the debt can be settled in cash upon conversion. Our debt could not be settled in cash upon conversion.  This standard became effective January 1, 2009 which we adopted upon formation in 2009.  Accordingly, there was no impact on our financial position or results of operations upon adoption.

In April 2009, the FASB issued an accounting standard which affirmed that there is no change in the measurement of fair value when the volume and level of activity for an asset or a liability has significantly decreased.  This standard also identifies circumstances that indicate when a transaction is not orderly.  We adopted this standard on our formation in 2009 and it had no material impact on our financial position and results of operations.

In April 2009, the FASB issued an accounting standard which requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. This standard became effective in the second quarter of 2009 and did not have a material impact on our financial position and results of operations.

In June 2009, the FASB issued an accounting standard which requires entities to disclose the date through which subsequent events have been evaluated as well as whether that date is the date the financial statements were issued or the date the financial statements were made available to be issued. We adopted this standard upon formation in 2009.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). Effective in the third quarter of 2009, the Codification became the single source for all authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB and is required to be applied to financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change GAAP and did not impact our financial position or results of operations.

In August 2009, the FASB issued an accounting standard to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available.  This standard became effective for us upon formation in 2009 and did not have a significant impact on our financial position or results of operations.

In October 2009, the FASB issued an accounting standard that amended the rules on revenue recognition for multiple-deliverable revenue arrangements.  This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (i) vendor-specific objective evidence; (ii) third-party evidence; or (iii) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The adoption of this standard is not expected to have any impact on our financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
(a development stage company)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders' of:
     YesDTC Holdings, Inc.

We have audited the accompanying consolidated balance sheet of YesDTC Holdings, Inc. and Subsidiary (a development stage company) as of December 31, 2009, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the period from inception (November 13, 2009) to December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of YesDTC Holdings, Inc. and Subsidiary (a development stage company), as of December 31, 2009, and the consolidated results of its operations and its cash flows for the period from inception (November 13, 2009) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company reported a net loss of $9,881,694 and had cash used in operating activities of $160,174 for the period from inception (November 13, 2009) to December 31, 2009 and was a development stage company with no revenues. Additionally, as of December 31, 2009, the company had a working capital deficit of $9,917,930 a stockholders' deficit of $9,914,094 and a deficit accumulated during the development stage of $9,881,694. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
April 14, 2010

YESDTC HOLDINGS, INC. AND SUBSIDIARY
(a development stage company)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2009

Assets
Current Assets
Cash and cash equivalents	$447,626
Inventory	150,000
Prepaid Expenses	55,000
Total Current Assets	652,626

Debt issue costs, net	9,392

Total Assets	$662,018

Liabilities and Stockholders’ Deficit

Current Liabilities
Accrued expenses	$64,915
Accounts payable- related parties	25,641
Warrant liability	5,480,000
Embedded conversion option liability	5,000,000
Total Current Liabilities	10,570,556

Long-Term Liabilities
Convertible notes, net of debt discount of $155,555	4,445
Convertible notes due to related parties, net of debt discount of $38,889	1,111
Total Long-Term Liabilities	5,556

Total Liabilities	10,576,112

Commitments and Contingencies (Note 12)

Stockholders' Deficit
Preferred stock, par value $0.0001; 100,000,000 shares authorized; none issued and outstanding	-
Common stock, par value $0.0001; 900,000,000 shares authorized; 139,800,000 issued and outstanding	13,980
Additional paid-in-capital	(46,380)
Deficit accumulated during development stage	(9,881,694)
Total Stockholders' Deficit	(9,914,094)
Total Liabilities and Stockholders' Deficit	$662,018

The accompanying notes are an integral part of these consolidated financial statements.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENT OF OPERATIONS
FROM INCEPTION (NOVEMBER 13, 2009) TO DECEMBER 31, 2009

Revenues	$--

Operating Expenses:
Sales and marketing	59,291
General and administrative	15,918
Total Operating Expenses	75,209

Operating Loss	(75,209)

Other expense

Interest expense	6,485
Change in fair value of embedded conversion option liability	5,000,000
Change in fair value of warrant liability	4,800,000
Total Other Expense	9,806,485

Net Loss	$(9,881,694)
Net loss per common share – basic and diluted	$(0.09)

Weighted average common shares outstanding – basic and diluted	110,750,000

The accompanying notes are an integral part of these consolidated financial statements.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FROM INCEPTION (NOVEMBER 13, 2009) to DECEMBER 31, 2009

	PreferredStock		CommonStock		Additional Paid-In-	Deficit accumulated during development
	Shares	Amount	Shares	Amount	Capital	stage	Total
Opening balance	-	$-	-	$-	$-	$-	$-
Founders stock, after effect of recapitalization	-	-	90,000,000	9,000	(8,900)	-	100
Recapitalization	-	-	45,000,000	4,500	(4,500)	-	-
Issuance of common stock for cash	-	-	4,500,000	450	499,550	-	450,000
Offering Costs – sale of common stock	-	-	-	-	(32,500)	-	(32,500)
Issuance of common stock in exchange for services	-	-	300,000	30	29,970	-	30,000
Reclassification of fair value of private placement warrants to liability	-	-	-	-	(450,000)	-	(450,000)
Reclassification of services warrants to liability	-	-	-	-	(30,000)	-	(30,000)
Net loss - 2009	-	-	-	-	-	(9,881,694)	(9,881,694)

Balance at December 31, 2009	$-	$-	$139,800,000	$13,980	$(46,380)	$(9,881,694)	$(9,914,094)

The accompanying notes are an integral part of these consolidated financial statements.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
 (a development stage company)
CONSOLIDATED STATEMENT OF CASH FLOWS
FROM INCEPTION (NOVEMBER 13, 2009) to DECEMBER 31, 2009

Cash Flows From Operating Activities
Net loss	$(9,881,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of offering costs from the issuance of convertible notes	408
Amortization of debt discount from the issuance of convertible notes	5,556
Amortization of stock based compensation issued for services	2,500
Change in fair value of warrant liability	4,800,000
Change in fair value of embedded conversion option liability	5,000,000

Changes in operating assets and liabilities:
Inventory	(150,000)
Prepaid expenses	(27,500)
Accrued expenses	64,915
Due to related party	25,641
Total Adjustments	9,721,519
Net Cash Used In Operating Activities	(160,174)

Cash Flows From Investing Activities
Net Cash Provided By (Used In) Investing Activities	--

Cash Flows From Financing Activities
Proceeds from sale of common stock to founders	100
Proceeds from sale of common stock	450,000
Offering expenses related to the sale of common stock	(32,500)
Proceeds from Issuance of convertible notes	200,000
Offering expenses related to the sale of convertible notes	(9,800)
Net Cash Provided by Financing Activities	607,800

Net Increase In Cash and Cash Equivalents	447,626

Cash and Cash Equivalents – Inception	--
Cash and Cash Equivalents – End of Year	$447,626

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$--
Income taxes	$--
Non-cash investing and financing activities:
Fair value of derivative liability charged to debt discount	$200,000
Fair value of derivative liability charged to additional paid-in capital	$480,000

The accompanying notes are an integral part of these consolidated financial statements.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 1.    Organization and Nature of Business

YESDTC Holdings, Inc. (referred to as “YESDTC”, the “Company’’, “we”, “our” or “us”) was initially formed as YesDTC, Inc. a Delaware corporation on November 13, 2009. We subsequently recapitalized on December 11, 2009 through a reverse merger and recapitalization with PR Complete Holdings, Inc. (“PR” or the “Company”) with YesDTC, Inc. as the surviving subsidiary of PR. (see Note 8). PR was founded as an unincorporated business in September 2006 and incorporated as under the laws of the State of Nevada on May 22, 2008, and subsequently became a public shell company, as defined by the Securities and Exchange Commission (“SEC”). The name of PR was changed to YesDTC Holdings, Inc. prior to the merger.

We are a direct-to-consumer global marketer and distributor of consumer goods and products. YesDTC is a direct-to-consumer venture marketing company specializing in the creation of innovative, high quality direct-response-television (DRTV) and internet marketing programs to reach a broad based consumer audience of domestic and international customers. We are in the business of identifying, marketing, selling and distributing consumer goods and household items directly to consumers via DRTV and internet media outlets, including high-quality television infomercials. The Company brings a unique set of skills to the business of successful consumer product marketing. Specifically, YesDTC was established to provide financing for DRTV and internet based marketing campaigns; develop and produce the creative content of these media ads by the Company’s team of experts; and arrange all aspects of advertisement broadcasting, including interfacing with media buyers.

The Company is presented as in the development stage from November 13, 2009 (Inception) through December 31, 2009.  To-date, the Company’s business activities during development stage has been corporate formation, raising capital and the development of its services with the intent of entering the commercial marketplace in the near future.

Note 2.    Summary of Significant Accounting Policies and Basis of Presentation

Going concern:    As reflected in the accompanying consolidated financial statements, the Company has a net loss of $9,881,694, and net cash used in operations of  $160,174 for the period ended December 31, 2009 and was a development stage company with no revenues.  Additionally, as of December 31, 2009 the Company had a working capital deficit, stockholders’ deficit and deficit accumulated during the development stage of $9,917,930, $9,914,094 and $9,881,694. These matters raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

Historically, we have financed our working capital and capital expenditure requirements primarily from long-term notes and sales of common. Although we have a working capital deficit of $9,917,930 at December 31, 2009, the working capital deficit results from the derivative liabilities and we believe that with our cash balances and ability to raise additional funds, we have sufficient funds and have future cash flows to continue in operation at least through the end of 2010. While we expect to invest in our product strategy, we believe that based on our current cash and working capital position, our existing borrowing capacity, and our assessment of how potential equity investors will view us and the expected growth in our business, we will be able to execute our business plan successfully and continue operations through December 2010. The forecast that our financial resources will last through that period is a forward-looking statement that involves significant risks and uncertainties. It is reasonably possible that should we require additional financing, we will not be able to obtain it to continue operations. Furthermore, any additional equity or convertible debt financing will be dilutive to existing shareholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants. We may seek additional equity and/or debt financing to sustain our growth strategy although as of the date of these consolidated financial statements, our financial projections do not indicate that our existing operations and our expected growth plans will require us to.

Our business plan is based on our ability to generate future revenues from the sale of products which we expect to be able to market and sell our through distribution channels.  However, the time required for us to become profitable from operations is highly uncertain, and we cannot assure you that we will achieve or sustain operating profitability or generate sufficient cash flow to meet our planned capital expenditures, working capital and debt service requirements.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include valuation of inventories, valuation of discounts on debt, valuation of the liabilities for derivative instruments, valuation of equity based instruments issued for other than cash and the valuation allowance for deferred tax assets.

Principles of Consolidation:    The consolidated financial statements include the accounts of YesDTC Holdings, Inc. and its subsidiary.  All significant inter-company balances and transactions have been eliminated in the consolidation.

Cash and Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk:    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents.  At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  At December 31, 2009, we had $197,626 in cash deposits that exceeded federally insured limits.

Inventories:    Inventories consist of finished goods and are recorded at lower of cost or market, determined on a first-in-first out basis.

Accounting for Derivatives:    The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for.  The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense.  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.  Equity instruments that are initially classified as equity that become subject to reclassification under this accounting standard are reclassified to liability at the fair value of the instrument on the reclassification date.

Fair value of financial instruments: We measure our financial and non-financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. Amounts recorded for notes payable, net of discount, also approximate fair value because current interest rates available to us for debt with similar terms and maturities are substantially the same.

Upon inception, we adopted accounting guidance for financial and non-financial assets and liabilities.  The adoption did not have a material impact on our results of operations, financial position or liquidity.  This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.  This guidance does not apply to measurements related to share-based payments.  This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Financial Assets and Liabilities:    We currently measure and report at fair value liabilities for price adjustable warrants and price adjustable embedded conversion options in convertible debt. The fair value liabilities for price adjustable warrants and embedded conversion options has been recorded as determined utilizing the Black-Scholes option pricing model.  The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Balance at December 31, 2009	Quoted priced in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)

Liabilities:
Fair value liability for warrant liabilities	$5,480,000	$-	$-	5,480,000
Fair value liability for embedded conversion options	5,000,000	-	-	5,000,000
Total financial liabilities	10,480,000	$-	$-	10,480,000

Following is activity through December 31, 2009 of the fair value measurements using significant unobservable Level 3 inputs:

Balance at November 13, 2009 (Inception)	$-
Fair value of derivative liability charged to debt discount	200,000
Fair value of derivative liability charged to APIC	480,000
Fair value of derivative liability charged to other expense	9,800,000
Ending balance at December 31, 2009	10,480,000

Non-Financial Assets and Liabilities:    We currently have no non-financial assets and liabilities recorded at fair value.

Segment Information:    The FASB has established standards for reporting information on operating segments of an enterprise in interim and annual financial statements.  The Company operates in one segment which is the business of direct-to-consumer services.  The Company’s chief operating decision-maker reviews the Company’s operating results on an aggregate basis and manages the Company’s operations as a single operating segment.

Revenue Recognition:    The Companies policy is to recognize revenue provided under a contract ratably over the contract period, including any periods under which the Company has agreed to provide services at no cost.  The Company expects to apply the revenue recognition principles set forth in ASC 605-10, which provides for revenue to be recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery or installation has been completed, (iii) the customer accepts and verifies receipt, and (iv) collectability is reasonably assured. Shipping and handling costs will be included as a component of cost of goods sold and recognized as they are incurred.

Shipping and Handling Costs:  Amounts invoiced to customers for shipping and handling are included in sales. Shipping and handling costs related to purchased inventory that we receive are capitalized as part of inventory and ultimately recognized as cost of sales as inventory is sold to customers. Shipping and handling costs incurred to ship products to customers are also included in costs of sales.

Advertising Cost:   The Company charges advertising costs to expense as incurred. The Company did not incur any advertising costs for the period  ended December 31, 2009.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Stock-Based Compensation:    The Company recognizes compensation expense for stock-based compensation in accordance with ASC 718.  For employee stock-based awards, the Company calculates the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of the Company’s common stock for unrestricted shares; the expense is recognized over the service period for awards expected to vest.  For non-employee stock-based awards, the Company calculates the fair value of the award on the date of grant in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the prorata compensation expense is adjusted accordingly until such time the nonemployee award is fully vested, at which time the total compensation recognized to date shall equal the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete.

Website Development Costs: The Company accounts for website development costs in accordance with ASC 350-50-25 formerly, EITF Issue No. 00-2, “Accounting for website development costs”.  The Company plans on capitalizing certain of these costs in the future however, such costs incurred to date, have been recorded as impairment expense included in sales and marketing expense as the Company has no revenues and is in the development stage.

Basic and Diluted Net Loss Per Share:    Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period.  All potentially dilutive common shares have been excluded since their inclusion would be anti-dilutive.

The following common stock equivalents were excluded from the computation of diluted net loss per common share because they were anti-dilutive.  The exercise of these common stock equivalents would dilute earnings per shares if the Company becomes profitable in the future.

Year Ended December 31, 2009
Stock Options	-
Warrants	54,800,000
Convertible debt	50,000,000
Total	104,800,000

Income Taxes:    Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period enacted.  A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible. The benefit of tax positions taken or expected to be taken in the Company’s income tax returns are recognized in the consolidated financial statements if such positions are more likely than not of being sustained.

Recent Accounting Pronouncements:    In September 2006, the FASB issued an accounting standard which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  We adopted this standard upon formation in 2009 for our financial assets and financial liabilities.  Upon formation in 2009, we also adopted the fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis.  The adoption of this standard did not have a material impact on our financial position or results of operations.

In December 2007, the FASB issued an accounting standard related to accounting for business combinations and related disclosures. This standard addresses the recognition and accounting for identifiable assets acquired, liabilities assumed and non-controlling interests in business combinations. The standard also expands disclosure requirements for business combinations. The standard became effective on January 1, 2009.

In December 2007, the FASB issued an accounting standard related to accounting and reporting for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  Non-controlling interests are reported as a separate component of consolidated stockholders’ equity, and net income allocable to non-controlling interests and net income attributable to stockholders are reported separately in the consolidated statement of operations.  This standard became effective on January 1, 2009 and did not have a material impact on our financial position or results of operations.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

In March 2008, the FASB issued an accounting standard related to disclosures about derivative instruments and hedging activities.  This standard amends and enhances disclosure requirements to provide a better understanding of how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on a company’s financial position, financial performance and cash flows.  We adopted this standard on our formation in 2009 and have included additional disclosures in our consolidated financial statements.

In April 2008, the FASB issued an accounting standard which provides guidance for determining the useful life of an intangible asset and the period of expected cash flows used to measure the fair value of the asset.  We adopted this standard on our formation in 2009 and it did not impact our financial position or results of operations.

In May 2008, the FASB issued an accounting standard that requires the liability and equity components of convertible debt instruments to be accounted for separately if the debt can be settled in cash upon conversion.  Our debt could not be settled in cash upon conversion.  This standard became effective January 1, 2009.  Accordingly, there was no impact on our financial position or results of operations upon adoption.

In April 2009, the FASB issued an accounting standard which affirmed that there is no change in the measurement of fair value when the volume and level of activity for an asset or a liability has significantly decreased.  This standard also identifies circumstances that indicate when a transaction is not orderly.  We adopted this standard on our formation in 2009 and it had no material impact on our financial position and results of operations.

In April 2009, the FASB issued an accounting standard which requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. This standard became effective in the second quarter of 2009 and did not have a material impact on our financial position and results of operations.

In June 2009, the FASB issued an accounting standard which requires entities to disclose the date through which subsequent events have been evaluated as well as whether that date is the date the financial statements were issued or the date the financial statements were made available to be issued. We adopted this standard upon formation in 2009.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”).  Effective in the third quarter of 2009, the Codification became the single source for all authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB and is required to be applied to financial statements issued for interim and annual periods ending after September 15, 2009.  The Codification does not change GAAP and did not impact our financial position or results of operations.

In August 2009, the FASB issued an accounting standard to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available.  This standard became effective for us upon formation in 2009 and did not have a significant impact on our financial position or results of operations.

Note 3.    Inventory

The Company’s inventory is comprised of:

December 31, 2009
Inventory held for resale	$150,000
Total	$150,000

Refer to Note 12 for additional disclosure regarding certain minimum annual purchases related to inventory held for resale.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 4.    Accrued Expenses

Accrued expenses consist of the following:
December 31, 2009
Inventory purchases	$50,000
Website related expenses	10,500
Other	4,415
Total	$64,915

Note 5.    Senior Secured Convertible Debt

In December 2009, the Company issued  5% senior secured convertible promissory notes due December 2011 having an aggregate principal amount of $200,000 and five-year warrants exercisable into 50,000,000 shares of our common stock at an exercise price of $0.10 per share.   The notes are convertible into 50,000,000 shares of our common stock.   The notes are secured by a security interest in substantially all assets of the Company, pursuant to a security agreement. All of the shares of common stock underlying the notes and warrants are subject to a registration rights agreement under which we are obligated to file a registration statement covering such shares within 180 days of the closing date of the financing and to use our best efforts to cause such registration statement to be declared effective within 365 days of the closing date.  Holders of our securities issued in the financing also have the right to seek “piggyback” registration of their shares in certain circumstances.  Mr. Noel, our President and Chief Executive Officer purchased $40,000 of the notes convertible into 10,000,000 common shares and warrants are exercisable into 10,000,000 shares of our common stock at an exercise price of $0.10 per share under the same terms and conditions as our other investors.

Pursuant to the terms of the notes, the subscribers have the right, so long as the notes are not fully repaid, to convert the notes into shares of the Company’s common stock at a conversion price of $0.004 per share, as may be adjusted.  The notes contain anti-dilution provisions, including but not limited to if the Company  issues shares of its common stock at less than the then existing conversion price, the conversion price of the Bridge Notes will automatically be reduced to such lower price. The notes contain limitations on conversion, including the limitation that the holder may not convert its note to the extent that upon conversion the holder, together with its affiliates, would own in excess of 4.99% of the Company’s outstanding shares of common stock (subject to an increase upon at least 61-days’ notice by the subscriber to the Company of up to 9.99%).

The warrants contain anti-dilution provisions, including but not limited to if the Company issues shares of its common stock at less than the then existing conversion price, the conversion price of the warrants will automatically be reduced to such lower price.  The warrants contain limitations on exercise, including the limitation that the holders may not convert their warrants to the extent that upon exercise the holder, together with its affiliates, would own in excess of 4.99% of the Company’s outstanding shares of common stock (subject to an increase upon at least 61-days’ notice by the subscriber to the Company of up to 9.99%).

The warrants may be exercised on a “cashless” basis commencing 12 months after their issuance, only with respect to underlying shares not included for unrestricted public resale in an effective registration statement on the date notice of exercise is given by the holder.

Pursuant to the terms of the subscription agreement, the Company agreed to file a registration statement covering the resale of the shares of common stock underlying the notes and the warrants no later than 180 days from the closing of the offering and to have such registration statement declared effective no later than 365 days from the closing of the offering.  If the Company does not timely file the registration statement or cause it to be declared effective by the required dates, then: (i) the exercise price of the warrants is reduced to $0.05 per share and (ii) each subscriber shall be entitled to liquidated damages equal to 1% of the aggregate purchase price paid by such subscriber for the notes and warrants for each month that the Company does not file the registration statement or cause it to be declared effective.

The Company also granted the subscribers, until the later of one year from the closing or so long as the notes are outstanding, a right of first refusal in connection with future sales by the Company of its common stock or other securities or equity linked debt obligations, except in connection with certain circumstances.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Due to the price protection feature of the convertible note embedded conversion option and the warrants issued with the notes, both the embedded conversion options and warrants were determined to be derivative liabilities to be reflected at fair value on the accompanying consolidated balance sheet.  (see Note 6) The fair value liability of the warrants was $5,000,000 and was allocated $200,000 to debt discount and $4,800,000 to other expense.  The entire $5,000,000 fair value of the embedded conversion options was charged to other expense.  The debt discount is being amortized to interest expense over the two-year debt term.  Interest expense totaled $6,485 during 2009 and included $521 associated with the 5% coupon, $5,556 associated with the amortization of the discount and $408 of debt issue cost amortization. (see below)

In connection with the notes, the Company incurred placement agent fees totaling  $9,800. These financing costs are recorded as an other asset and being amortized ratably through December 2011.

Note 6.    Derivative Liabilities

In June 2008, the FASB issued an accounting standard related to the accounting for derivative financial instruments indexed to a company’s own stock.  Under this standard, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The conversion feature of the Company’s notes, warrants issued with the notes, and warrants issued in the private placement of common stock and for services (see Note 7) do not have fixed settlement provisions because their conversion and exercise prices, respectively, may be lowered if the Company issues securities at lower prices in the future.  The Company was required to include the reset provisions in order to protect the note holders from the potential dilution associated with future financings.  In accordance with this standard, the conversion feature of the notes was separated from the host contract, the notes, and recognized as an embedded derivative instrument.  Both the conversion feature of the notes and the warrants have been re-characterized as derivative liabilities. The fair value of these liabilities are re-measured at the end of every reporting period with the change in value reported in the statement of operations as other expense or income. The derivative liabilities were valued using the Black-Scholes option pricing model and the following assumptions:

December 31, 2009
Debenture conversion feature:
Risk-free interest rate	1.38%
Expected volatility	1,042%
Expected life (in years)	2
Expected dividend Yield	-

Warrants:
Risk-free interest rate	1.38%
Expected volatility	1,042%
Expected life (in years)	5
Expected dividend Yield	-

Fair value at issuance date:
Debenture embedded conversion feature	$5,000,000
Warrants	$5,480,000

The risk-free interest rate was based on rates established by the Federal Reserve.  The Company based expected volatility on the historical and current volatility for its common stock.  The expected life of the Debentures’ conversion option was based on the maturity of the Debentures and the expected life of the warrants was based on their full contractual term.  The expected dividend yield was based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

The warrants issued with the private placement and for services were recorded as equity as part of the cash sale and then the fair value ($450,000 and $30,000, respectively) was immediately reclassified to a liabilities.  Due to the high volatility assumptions used in the Black-Scholes computation, there was no change in fair value of the derivative liabilities from the issuance date through December 31, 2009.

Note 7.    Capital Stock

The Company is authorized to issue 100,000,000 shares of preferred stock at a par value of $0.0001.  There were no issuances of preferred stock as of December 31, 2009.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

The Company is authorized to issue 900,000,000 shares of common stock at a par value of $0.0001.  The holders of common stock are entitled to one vote per share.  The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the board of directors out of legally available funds. Upon liquidation, dissolution or winding-up, the holders of the Company’s common stock are entitled to share ratably in all assets that are legally available for distribution. The holders of the Company’s common stock have no preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of the Company’s common stock are subject to, and may be adversely affected by, the rights of the holders of any series of preferred stock, which may be designated solely by action of the board of directors and issued in the future.

Sale of Common Stock to Founders

In November 2009, we issued 90,000,000 common shares to our founders.  Of those shares, we issued 50,000,000 to our President and Chief Executive Officer, Mr. Joseph Noel and 40,000,000 to Allay Online Marketing, LLC.  Mr. Noel owns 25% of Allay Online Marketing, LLC. and is its managing member.

Reverse Merger and Recapitalization

On December 11, 2009, the Company consummated a reverse merger and recapitalization transaction with an inactive publicly held company.  The Company is deemed to have issued 45,000,000 common shares to the pre-merger public company stockholders.  All share and per share data in the accompanying consolidated financial statements has been retroactively restated for the recapitalization. (See Note 8)

Sale of Common Stock for Cash

In December 2009, we issued 450 units in a private placement to two investors (the “Private Placement”), consisting of an aggregate of 4,500,000 shares of our common stock and five-year warrants to purchase 4,500,000 shares of common stock exercisable at $0.10 per share for $10,000 per unit, or $450,000.  The warrants contain provisions whereby if the Company sells common stock in a qualified offering should the issue price be lower than the current exercise price of the warrants they will be automatically reset to that lower price.  For a period of 12 months from the closing date of the Private Placement, holders of our shares issued in the Private Placement, as well as the shares of common stock underlying the warrants issued in the Private Placement, have the right to seek “piggyback” registration of their shares in certain circumstances. The Company paid $32,500 is cash offering costs which was charged to paid-in capital. The warrants were determined to be derivative liabilities.  (See Note 6)

Sale of Common Stock in Exchange for Services

In December 2009, we agreed to issue 300,000 common shares and 300,000 warrants to purchase our common stock to our legal services provider. We issued 30,000 of the shares in December 2009 and the remaining 270,000 were issued in April 2010.  For a period of 12 months from the issuance of the common stock and warrants, the holder has the right to seek “piggyback” registration of their shares in certain circumstances.  The expense of $30,000 will be recognized over 12 months which is the service period.  The warrants were determined to be derivative liabilities.  (See Note 6)

Contributed Capital

Upon formation through the period ended December 31, 2009, the Company’s Chief Executive Officer has not taken a salary.  Additionally, the Company has not had to pay for rent.  From inception through the period ended December 31, 2009, the value of these amounts were determined to be de minimis.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 8.    Reverse Merger and Recapitalization

On December 11, 2009, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with PR Complete Holdings, Inc.  Upon closing of the transaction contemplated under the Exchange Agreement (the “Exchange”), on December 11, 2009, the YesDTC Shareholders transferred all of the issued and outstanding capital stock of YesDTC to PR Complete Holdings, Inc. in exchange for shares of common stock of PR Complete Holdings, Inc.  Such Exchange caused YesDTC to become a wholly-owned subsidiary of the Company pursuant to the terms and conditions of the Exchange Agreement.

At the closing of the Exchange, each share of YesDTC’s common stock issued and outstanding immediately prior to the closing of the Exchange was exchanged for the right to receive one share of PR Complete Holdings, Inc.  common stock. Accordingly, an aggregate of 90,000,000 shares of our common stock were issued to the YesDTC shareholders.  50,000,000 of those shares were issued to our Chief Executive Officer, Joseph Noel and the remaining 40,000,000 to Allay Online Marketing, LLC which Mr. Noel is a  25% owner and acts as the managing member.  Since the stockholders of YesDTC, Inc. obtained an approximate 67% voting control and management control of PR, this transaction was accounted for as a recapitalization of YesDTC, Inc. (see Note 7).  All share and per share data in the accompanying consolidated financial statements has been retroactively restated for the recapitalization.

Immediately following the closing of the Exchange under an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, PR Complete Holdings, Inc. transferred all of its pre-Exchange assets and liabilities to a wholly-owned subsidiary, PR Complete Acquisition, Inc. Thereafter pursuant to a stock purchase agreement, PR Complete Holdings, Inc. transferred all of the outstanding capital stock of PR Complete Acquisition, Inc.  to a former officer of PR Complete Holdings, Inc.  in exchange for the cancellation of 49,234,136 shares of  common stock that she owned, with 45,000,000 shares of common stock held by pre-merger stockholders.   (See Note 7)

Note 9.    Stock Option Plans

As of December 31, 2009, our Board of Directors has not adopted an incentive stock option plan to issue stock options to employees, service providers or directors.  We did not grant stock options to any of our service providers or board members during the period ended December 31, 2009.

Note 10.    Stock Warrants

The Company has issued warrants to purchase shares of common stock which expire at various dates through December 2014.  Changes in warrants outstanding for the period  ended December 31, 2009 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at inception	--	$--
E Issued during 2009	54,800,000	0.10
E Exercised during 2009	-	-
Forfeited/expired	-	-
Warrants outstanding as of December 31, 2009	54,800,000	$0.10

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2009:

Warrants Outstanding					Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Proceeds Upon Exercise	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
$0.10	54,800,000	4.99	$0.10	$548,000	54,800,000	$0.10	4.99
	54,800,000	4.99	$0.10	$548,000	54,800,000	$0.10	4.99

There is no intrinsic value associated with the Company’s warrants outstanding or exercisable as of December 31, 2009.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

The number of shares issuable upon the exercise of outstanding warrants, and the proceeds upon the exercise of such warrants, will be lower if a warrant holder elects to exercise on a cashless basis.

The 54,800,000 warrants include 50,000,000 issued with convertible notes, 4,500,000 issued with common stock in the private placement and 300,000 issued with common stock to a legal services provider. The weighted average grant date fair value of the warrants granted for services was $0.10 per warrant.

The Company uses the Black-Scholes valuation model to value options or warrants granted to employees, directors and consultants.  Compensation expense, including the effect of forfeitures, is recognized over the period of service, generally the vesting period.  Stock-based compensation for the amortization of stock-based legal fees consisting of 300,000 warrants totaled $2,500 for the year ended December 31, 2009.  Stock-based compensation is included in general and administrative expenses in the accompanying consolidated statements of operations. There was $27,500 of  unamortized stock-based legal fees as of December 31, 2009 included in prepaid expenses. The fair values of stock option grants were calculated on the dates of grant using the Black-Scholes option valuation model and the following weighted average assumptions:

Year Ended December 31, 2009

Risk-free interest rate	1.38%
Expected volatility	1,042%
Expected life (in years)	5
Expected dividend yield	0%

The risk-free interest rate is based on rates established by the Federal Reserve. The Company’s expected volatility was based upon the historical and current volatility for its common stock.  The expected life of the Company’s options was determined using the contractual life for non-employee warrants.  The dividend yield is based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

The Company did not issue any shares as compensation to executive officers for the period ended December 31, 2009.

Note 11.    Income Taxes

The provision for income taxes using the statutory Federal tax rate as compared to the Company’s effective tax rate for the year ended December 31, 2009 is summarized as follows:

Federal statutory rate	(34.0)%
State taxes	(.03)%
Permanent differences	33.73%
Change in valuation allowance	0.30%
Effective tax rate	0.0%

The Company files income tax returns for the Company and its subsidiaries in the United States with the Internal Revenue Service and with various state jurisdictions.  As of December 31, 2009, the tax returns for the Company for the 2009 year remain open to examination by the Internal Revenue Service and various state authorities.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Deferred tax assets (liabilities) consist of the following at December 31, 2009:

Deferred Tax Assets:
Net operating loss carryforwards	$40,946
Total deferred tax assets	40,946

Deferred Tax Liabilities:
Prepaid stock-compensation	11,249
Total deferred tax liabilities	11,249

Net deferred tax assets	29,696
Valuation allowance	(29,696)
Net	$-

Accounting for Uncertainty in Income Taxes

Upon formation, the Company adopted the FASB’s guidance on accounting for uncertainty in income taxes.  In accordance with this guidance, interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable.  No interest and penalties were recorded during the period  ended December 31, 2009.  As of December 31, 2009, no liability for unrecognized tax benefits was required to be recorded.

Net Operating Loss (NOL) Carryforward Usage Limitations

The Company’s utilization of NOL carryforwards is subject to an annual limitation due to ownership changes that have occurred previously or that could occur in the future as provided in Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions.  In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public group in the stock of a corporation by more than fifty percentage points over a three-year period. Since its formation, the Company has raised capital through the issuance of capital stock and various convertible instruments which, combined with the purchasing shareholders’ subsequent disposition of these shares, may have resulted in an ownership change as defined by Section 382, and also could result in an ownership change in the future upon subsequent disposition.

The annual NOL limitation is determined by first multiplying the value of the Company’s stock at the time of ownership change by the applicable long-term tax exempt rate, and could then be subject to additional adjustments, as required.  Any limitation may result in expiration of a portion of the NOL carryforwards before utilization.

The Company has approximately $109,194 of NOL carryforwards at December 31, 2009. The Company has not utilized any of its NOL carryforwards as it has never reported taxable income.  The Company has applied a full valuation allowance against deferred tax assets related to its NOL carryforwards.  Federal NOLs will begin expiring in 2029.  State NOLs will begin expiring in 2012.

Valuation Allowance

In assessing the realizability of deferred tax assets, the Company has considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, under the applicable financial reporting standards, the Company is allowed to consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. A full valuation allowance has been recorded for the deferred tax asset balance as of December 31, 2009. The change in valuation allowance was $29,696 for the year ended December 31, 2009.  A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance, net of appropriate reserves.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 12.    Commitments and Contingencies

Lease Obligations.    The Company has no operating lease obligations.

Minimum Purchase Commitments.    The Company entered into a 6 year distribution agreement in December 2009 with a vendor to purchase and distribute certain products in Japan.  The contract called for minimum purchase commitments as follows:

As of December 31, 2009, total minimum purchase commitments were as follows:

Year Ending December 31,	Units	Amount
2010	150,000	$1,500,000
2011	180,000	1,800,000
2012	216,000	2,160,000
2013	259,000	2,590,000
	805,000	$8,050,000

A company controlled by Mr. Noel performs consulting services for the vendor and is paid in fully vested common stock for those services.  Mr. Noel is not a control person of the vendor and is not  an officer or director of the vendor , and  the vendor does not consider Mr. Noel, Allay or the Company, individually or in the aggregate, to be in a position to exercise control over the business or affairs of the vendor a result of the ownership of the securities or otherwise.  Other than pursuant to the terms of such securities, there are no restrictions on the disposition of shares by any of the foregoing persons of entities.

Note 13.    Related Parties

$40,000 of the gross convertible notes (before applying the debt discount), and warrants that are exercisable into 10,000,000 shares of our common stock at an exercise price of $0.10 per share are held by our president/CEO who is also a principal stockholder.

At December 31, 2009, there was $25,641 due to two service providers who are affiliated with Directors of the Company.

The Company incurred $55,641 of expenses in 2009 to related parties who are affiliated with Directors of the Company.

Note 14.    Subsequent Events

Marketing Agreement

In February 2010, the Company entered into an agreement to purchase certain direct response advertising services from a vendor for product campaigns focused on the United States and certain international locations.  In exchange for the services to be provided, the Company agreed to pay the vendor

1) An initial set up fee of $40,000
2) 500,000 common shares which vest monthly for 12 months beginning February 1, 2010.
3) Monthly fees of $5,000 in cash and the equivalent of $5,000 in fully vested common shares

The Company will recognize the expense of approximately $85,000 associated with the 500,000 share grant over the twelve month vesting period  and the monthly $5,000 of stock-based expense as the related shares are paid, and then expense all other costs associated with the agreement as they are incurred.  The expense for the 500,000 shares was determined using the $0.17 per share closing stock price on the day of the grant which was the contract date of February 11, 2010. In February and March 2010 the Company became obligated to issue 27,778 and 38,462 common shares, respectively, to the vendor as payment of the $5,000 monthly stock-based fees.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Direct Response Marketing Services Agreement with a Related Party

In January 2010, the Company entered into an agreement with Mr. Jon Schulberg, a member of the board of directors, to provide direct response advertising and marketing services.  The agreement provides that Mr. Schulberg and his company Shulberg Media Works will perform certain agency creation production and management services.  In exchange for the services, Mr. Schulberg will receive 10 million options to purchase our common stock exercisable at $.07 per share.  The options will vest quarterly beginning June 30, 2010 and become fully vested as of March 31, 2011.    In addition to the options, Mr. Schulberg will invoice the Company for services performed with an agreed upon discount of 20%.  Mr. Schulberg will also be entitled to a 3% royalty fee on campaigns and product launches which Mr. Schulberg or his company produces and manages.  Further, the Company will issue Mr. Schulberg an additional 10 million options to purchase our common stock if the Company achieves $8 million in revenue for 2010.  The options will immediately vest and have an exercise price of $0.07.  The Company will recognize the expense of $1,000,000 associated with the first 10,000,000 option over the vesting period.  The options to purchase common stock granted to the vendor were valued using the Black-Scholes valuation model with the following assumptions: volatility of 1,023.1 % based on a historical volatility analysis, expected term of 5 years based on the option term, zero expected dividends, and risk free interest rate of 1.38%.  We determined that the common stock options had a fair value of $0.10 per share.

Consulting  Agreement

Mr. Bush in January 2010, when he joined the Company, signed a one-year consulting agreement, to perform accounting related services, which includes monthly payments of $5,000 and allows for Mr. Bush to purchase 1,500,000 restricted common shares at a price of $0.0001.  The shares vest ratably over two years.  The agreement is terminable by either the Company or Mr. Bush with 10 days notice.  The Company will recognize the expense of $150,000 associated with the grant over the 1 year vesting period.  The expense was determined using the fair value of the common stock on the day of the grant which was equivalent to the $0.10 per share price paid by investors in the PIPE transaction concluded in December 2009 which was last sale of common shares to a third party.

  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of December 31, 2009, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their ages as of April 12, 2010 were as follows:

Name	Age	Position

Joseph A. Noel	49	Director and Chief Executive Officer
William J. Bush, CPA	45	Chief Financial Officer
William Scigliano	49	Director, Chairman of the Board
Christian Kiresbom	47	Director
Jon Schulberg	51	Director
Carrie A. Synder	42	Director

EXECUTIVE OFFICERS

Joseph A. Noel
President, Chief Executive Officer, Treasurer, Secretary and Director

Joseph  Noel became our Chief Executive Officer in December 2009 and is a 29-year veteran of the financial investment and technology industries.  Since January 2006 he has been President and CEO of Emerging Growth Research, LLP.  From October 1999 through December 2005, Joe was a senior analyst at Pacific Growth Equities, LLC, where he tracked the emerging growth and advanced industrial sectors. Prior to Pacific Growth Equities, he covered growth companies at Hambrecht & Quist and was employed by Gartner/Dataquest as a communications industry analyst. Mr. Noel has been directly involved in more than 50 public company financings.  Before becoming an analyst, Mr. Noel received solid industry experience at a number of major corporations including MCI, where he was responsible for the frame relay product marketing launch, and British Telecom where he was involved in strategic planning for the company’s Internet access service. He was also employed by various Bell Operating Companies in both marketing and technical roles for nearly ten years.   Mr. Noel received his MBA in finance from Wake Forest University and holds a B.S. degree in business and economics. A four-time Wall Street Journal All-Star Analyst, Joe specializes in emerging growth companies in the biotech, medical, telecommunications, Internet and advanced industrial equipment sectors.

Mr. Noel was selected to serve as a director on our Board due to his success as an investor, extensive knowledge of the capital markets, his judgment in assessing business strategies taking into account any accompanying risks, and his knowledge of the direct-to-consumer industry.

William Bush
Chief Financial Officer

William Bush became our Chief Financial Officer in March 2010 and has over 20 years of experience in accounting, financial support and business development. Prior to joining YesDTC in 2010, Mr. Bush, from September 2008 thru February 2010, was CFO of Solar Semiconductor, Inc. a private company and one of the leading manufacturer of solar panels in India, helping the company to reach $100 million in sales in its first 15 months of operation.  From January 2006 through December 2007, he was CFO of ZVUE Corporation (NASDAQ: ZVUE) a leading distributor of online content.  From September 2002 December 2005, he was CFO of International Microcomputer Software, Inc. (OTCBB: IMSI) a leading distributor of productivity software.  Prior to these positions, he was a director of business development and corporate controller for buzzsaw.com .  Buzzsaw.com Inc., where he was one of the founding members. The company was later spun-off from Autodesk, Inc. in 1999. From 1997 to 1999, Mr. Bush worked as the corporate controller at Autodesk, Inc. (NasdaqGM:ADSK), the fourth largest software applications company in the world. Bill also spent seven years in public accounting with Ernst & Young and Price Waterhouse. Mr. Bush holds a B.S. in Business Administration from U.C. Berkeley and is a Certified Public Accountant. He currently serves on the Board of Towerstream (NASDAQ:TWER), a leading supplier of WiMax services; FindEx.com (OTCBB:FIND), a Bible study software provider; and ThinIdentity, a private developer and distributor of virtualization solutions for the medical industry.

BOARD OF DIRECTORS

Chairman
William Scigliano

William Scigliano joined the board of directors in December 2009 and is the Founding Partner of Scigliano Group, LLC, an international company specializing in early stage technologies, mergers and acquisitions, and investment and financing strategies. Established in 2005, Scigliano Group’s portfolio includes clients in digital and social media, mobile applications, entertainment and gaming, and green energy alternatives. Prior to founding Scigliano Group, Mr. Scigliano was a successful C-level executive. He was formerly the Chairman of the Board for Wherify Wireless, Inc., a California-based developer of GPS software and services. Before joining Wherify Wireless, Mr. Scigliano was the Chairman and CEO of IQ Biometrix, Inc., a leading provider of digital face technologies. He drove the endorsement of IQB technology by thousands of agencies worldwide and headed the efforts that eventually led to the company’s acquisition. Additionally, Mr. Scigliano developed and managed FOX television’s first website, www.amw.com, featuring the well known series “America’s Most Wanted,” the investigative program hosted by John Walsh.  Before joining IQB, Mr. Scigliano worked for eight years as an Executive Director, Attorney General and was directly responsible for that office’s Private Public Partnerships (PPP) and intergovernmental relations initiatives. Responsibilities for PPP involved monetizing government intellectual properties through enterprise sales and partnerships with private sector companies. Total revenues/licenses and sales exceeded $50 million annually. Mr. Scigliano has a joint MBA /Law degree with honors from the University of Oregon and a Bachelor of Arts and Science degree from the University of Victoria.

Mr. Scigliano was selected to serve as a director on our Board due to his extensive experience including knowledge of the capital markets, his judgment in assessing business strategies taking into account any accompanying risks, and his knowledge of the legal industry.

Director
Christian Kirsebom

Mr. Kirsebom joined the board of directors in December 2009 and has more than 15 years of experience in both corporate finance and investment banking.  Since January of 2009 Mr. Kirsebom has been a Manager at ISIS Capital Management, a private equity firm specializing in the software industry.  From July 2005 to December 2008, he worked at Jefferies & Company, where he was Senior Vice President and responsible for the firm’s Scandinavian institutional trading business.  From January 2001 to June 2005, he worked at Pacific Growth Equities, Inc., where he served as Senior Vice President, Corporate Finance Group and then later as a Partner on the sales and trading desk covering European Institutions.  From January 1999 to January 2001, he was a Senior Vice President at Hambrecht & Quist in their Institutional Sales department (now part of JP Morgan), which was a leading technology investment bank.  Mr. Kirsebom started his banking career at Van Kasper & Company (acquired by Wells Fargo), where he performed a wide range of corporate finance services, including M&A, private placements and public offerings.  He received a Candidatus Magisterii degree in Economic History and Political Science from University of Oslo, Norway and an MBA from the University of San Francisco.

Mr. Kirsebom was selected to serve as a director on our Board due to his extensive knowledge of the capital markets and his judgment in assessing business strategies taking into account any accompanying risks.

Director
Jon Schulberg

Mr. Schulberg joined the board of directors in December 2009 and is considered a pioneer in the field of infomercial advertising. Since its founding in 1992, Mr. Schulberg has been the President of Schulberg MediaWorks Inc., a leading marketing and creative services provider specializing in DRTV. He has directed, written and produced a number of successful direct response television (DRTV) campaigns. It’s estimated that infomercials produced by Mr. Schulberg have been seen by millions of people and have generated hundreds of millions of dollars in gross sales. His clients have included Tempur-Pedic, HBO, Sega, Time-Life, Guthy-Renker, Select Comfort, Fitness Quest, Reliant, QVC, Sharper Image, Rhino Records, Delonghi, Rossetta Stone and Sony Music.  Mr. Schulberg is a two-time winner of Infomercial of the Year (Personal Power with Tony Robbins and Making Love Work with Barbara DeAngelis) and has also been awarded Best Writer, Best Producer and Best Director.  Prior to entering DRTV, he was a director, producer and writer of magazine style television programming. During his twenty-year career, Mr. Schulberg’s assignments have ranged from filming Muhammad Ali’s return to Africa on a good will mission to helping stage the first televised rock concert held in Moscow’s Red Square benefiting the victims of Chernobyl. His writing credits include the A&E special, BB King & Friends, which won a Cable Ace award.  Mr. Schulberg graduated from Stanford University with a degree in Communications. From June 1997 to April 2005 he served on the Board of Directors of U.S. Home and Garden, Inc. (NASDAQ), and is the co-founder of the Relationship Resource Center; a non-profit organization dedicated to keeping couples and families together.

Mr. Schulberg was selected to serve as a director on our Board due to his success as an innovator in the DRTV industry, his judgment in assessing business strategies taking into account any accompanying risks, and his knowledge of the marketing industry.

Director
Carrie A. Snyder

Ms. Synder joined the board of directors in December 2009 Carrie is a finance and investment industry veteran.  She has experience working with clients across a wide range of industry sectors and has managed all aspects of the transaction execution process including deal origination, valuation and financial modeling, creation of offering memorandums, management presentations and related deal documentation, identification of potential buyers/investors, management road shows and due diligence.  She has advised on multiple M&A transactions totaling over $5.0 billion and on more than $8.0 billion in public and private debt and equity financings.  Ms. Snyder also worked in equity research where she helped maintain research coverage of multiple communications equipment, telecom and technology companies. Ms. Snyder began her investment banking career at JP Morgan Chase in New York City, and then moved to Salomon Smith Barney.  Later she joined Pacific Growth Equities’ Equity Research division in 2003 in San Francisco.  She returned to investment banking in 2005 with Wells Fargo Securities and moved to Nollenberger Capital Partners in 2007. Ms. Snyder holds an MBA from Georgetown University and a Master of Arts from the George Washington University’s Elliott School of International Affairs.  She conducted her undergraduate studies at the University of California, Davis and Los Angeles, receiving B.A. degrees in both economics and psychology.

Ms. Synder was selected to serve as a director on our Board due to her extensive knowledge of the capital markets and her judgment in assessing business strategies taking into account any accompanying risks.

Director or Officer Involvement in Certain Legal Proceedings

Our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to separate these roles.  Mr. Scigliano has served as our Chairman since the Exchange.  Mr. Noel has served as our Chief Executive Officer since the Exchange. We believe it is in the best interest of the Company to have the Chairman and Chief Executive Officer roles separated because it provides for allows us to separate the strategic and oversight roles within our board structure.

Our Board of Directors is primarily responsible for overseeing our risk management processes.  The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The Board of Directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensure that risks undertaken by our Company are consistent with the Board’s appetite for risk. While the Board oversees our company’s management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.

Board of Directors Committees

We currently do not maintain any committees of the Board of Directors. Given our size and the development of our business to date, we believe that the board through its meetings can perform all of the duties and responsibilities which might be contemplated by a committee.  Our board of directors is expected to appoint an audit committee, nominating committee and compensation committee, and to adopt charters relative to each such committee, in the near future. We intend to appoint such persons to the committees of the board of directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek listing on a national securities exchange, and we are under no obligation to do so. A majority of our directors are independent directors, of which at least one director qualifies as an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K, as promulgated by the SEC.

Except as may be provided in our bylaws (incorporated by reference into this Form 10-K as Exhibit 3(ii)), we do not currently have specified procedures in place pursuant to which whereby security holders may recommend nominees to the Board of Directors.

Code of Ethics

We have not yet adopted a Code of Ethics although we expect to in 2010 as we develop our infrastructure and business.

Item 11. Executive Compensation.

For the year ending December 31, 2009, none of our executive officers were awarded, earned or paid any compensation.  Mr. Noel has served as our Chief Executive Officer since December 2009. No other individuals employed by us earned a total compensation in excess of $100,000 during the fiscal year ended December 31, 2009.

For the year ending December 31, 2009, none of our executive officers were awarded, earned or were issued any equity awards.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2009, our Board of Directors has not adopted an incentive stock option plan to issue stock options to employees, service providers or directors.

We did not grant stock options to our executive officers during the fiscal year ended December 31, 2009. No executive exercised any stock options during the fiscal year 2009.

EMPLOYMENT AGREEMENTS

Mr. Noel does not have an employment agreement with the Company and currently serves as Chief Executive Officer without pay or benefits.

Mr. Bush in January 2010, when he joined the Company signed a one-year consulting agreement which includes monthly payments of $5,000 and allows for Mr. Bush to purchase 1,500,000 restricted common shares at a price of $0.0001.  The shares vest ratably over two years.  The agreement is terminable by either the Company or Mr. Bush with 10 days notice.

DIRECTOR COMPENSATION

For the year ending December 31, 2009, none of our directors were awarded, earned or paid any compensation.  We have not finalized any plan to compensate directors in the future for their services as directors. We may develop a compensation plan for our independent directors in order to attract qualified persons and to retain them. We expect that the compensation arrangements may be comprised of a combination of cash and/or equity awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The company has not as of April 12, 2010 established any equity plans.

BENEFICIAL OWNERSHIP

The following table sets forth, as of April 12, 2010 the beneficial ownership of our common stock by:

•	Each person who is known by the Company to own beneficially five percent (5%) or more of our common stock,
•	Each director,
•	Each executive officer, and
•	All directors and executive officers as a group.

Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of April 12, 2010, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner (2)	Percent of Class (2)

Joseph Noel	70,000,000 (3)	43.8%
Allay OnLine Marketing, LLC	40,000,000 (4)	28.6%
GRQ Consultants, Inc. 401K Roth IRA	44,000,000 (5)	23.9%
Sheena X. Kong	17,500,000 (6)	11.7%
Sonoma Winton, LLC	7,500,000 (7)	5.4%
William Bush	312,500 (8)	*%
William Scigliano	--	--
Jon Schulberg	--(9)	--
Christian Kirsebom	--	--
Carrie Synder	--	--

All directors and executive officers as a group (6 persons)	70,312,500	50.3%

* less than 1%

(1) Unless otherwise indicated, the business address for each of our directors, executive officers and persons beneficially owning in excess of 5% of our common stock is c/o YESDTC Holdings, Inc., 300 Beale Street, Suite 618, San Francisco, California 94105.

(2)  Applicable percentages are based on 139,800,000 shares of our common stock outstanding on April 12, 2010. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants currently exercisable, or exercisable within 60 days after April 12, 2010, are deemed outstanding for computing the percentage of the person holding such options and warrants but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table and subject to any applicable community property laws, we believe that each of the stockholders named in the table have sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(3) Includes 50,000,000 common shares.  In connection with the sale of convertible notes, Mr. Noel purchased units consisting of (i) promissory notes convertible into 10,000,000 shares of our common stock and (ii) warrants to purchase 10,000,000 shares of our common stock. Amounts do not include 40,000,000 common shares owned by Allay OnLine Marketing, LLC over which Mr. Noel has voting and dispositive control.

(4) Allay OnLine Marketing, LLC is 25% owned by our director and Chief Executive Officer, Joseph Noel and has a registered address of 1155C Arnold Drive, Martinez, Ca. 94553.  Mr. Noel has voting and dispositive control over the shares.

(5) In connection with the sale of convertible notes, GRQ Consultants Inc. 401K Roth IRA (“GRQ 401K”) purchased units consisting of (i) promissory notes convertible into 22,000,000 shares of our common stock and (ii) warrants to purchase 22,000,000 shares of our common stock.  The notes and warrants contain a limitation on stock ownership by GRQ 401K of 4.99%, or under certain circumstances of 9.99%.  In addition, (x) Renee Honig owns 5,925,000 registered shares of our common stock purchased from third-party holders in private transactions, (y) Alan Honig owns 500,000 registered shares of our common stock purchased from third-party holders in private transactions, and (z) Alan Honig, as custodian for four minor children of Barry and Renee Honig, owns 5,500,000 registered shares of our common stock purchased from third-party holders in private transactions.  Barry Honig holds voting and dispositive power over the shares owned by GRQ 401K, is the spouse of Renee Honig and the son of Alan Honig.  None of the foregoing persons is an officer or director of the Company, and the Company does not consider any of such persons, individually or in the aggregate, to be in a position to exercise control over the business or affairs of the Company as a result of the ownership of our securities or otherwise.  Other than pursuant to the terms of such securities, there are no restrictions on the disposition of shares by any of the foregoing persons of entities.  Barry Honig has voting and dispositive control over the shares.

(6) Includes 7,500,000 common shares.  In connection with the sale of convertible notes, Ms. Kong purchased units consisting of (i) promissory notes convertible into 5,000,000 shares of our common stock and (ii) warrants to purchase 5,000,000 shares of our common stock.

(7) Sonoma Winton, LLC  has a registered address of 201 E, Carriage Lane, Fair Oaks, Ca.  Ms. Bryttany Noel, Mr. Noel’s daughter, has voting and dispositive control over the shares. Mr. Noel disclaims beneficial ownership of these shares and has no voting or dispositive power over the shares.

(8) Includes 312,500 restricted shares that are part of a grant of 1,500,000 restricted shares that vest over two years.

(9) Excludes 10,000,000 options to purchase common shares which vest quarterly beginning June 30, 2010 and become fully vested as of March 31, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with our officers, directors, 5% or greater stockholders, and other affiliates are made or entered into on terms that are no less favorable to the Company than those that can be obtained from unaffiliated third-parties and must be approved by a majority of the independent, disinterested members of our board of directors.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Bridge Financing

In November 2009, Joseph A. Noel, our Chief Executive Officer, President, Treasurer, Secretary and Director purchased $40,000 in 5% senior secured convertible notes due December 2011 and five-year warrants to purchase an aggregate of 10,000,000 shares of common stock at an exercise price of $0.10 per share.  The notes are convertible into an aggregate of 10,000,000 shares of common stock. Upon the closing of the Exchange, Yes DTC’s obligations under the notes and warrants were assumed by the Company.  All of the shares of common stock underlying the notes and warrants are subject to a registration rights under which we are obligated to file a registration statement covering such shares within 180 days of the closing date of the bridge financing and to use our best efforts to cause such registration statement to be declared effective within 365 days of the closing date.  Holders of our securities issued in the sale also have the right to seek “piggyback” registration of their shares in certain circumstances.

Allay Online Marketing, LLC

In March 2009, Allay Online Marketing, LLC (“Allay”) concluded a distribution agreement with BioElectronics Corporation (BIEL.PK) to market and distribute medical device products in the United States.  The agreement was assigned to YesDTC pursuant to an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations dated as of December 11, 2009.   Allay is 25% owned by our director and Chief Executive Officer, Joseph Noel who also serves as the managing member of Allay.

A company controlled by Mr. Noel performs consulting services for BioElectronics Corporation and is paid in fully vested common stock for those services.  Mr. Noel is not a control person of BioElectronics Corporation and is not  an officer or director of BioElectronics Corporation, and  BioElectronics Corporation does not consider Mr. Noel, Allay or the Company, individually or in the aggregate, to be in a position to exercise control over the business or affairs of BioElectronics Corporationas a result of the ownership of the securities or otherwise.  Other than pursuant to the terms of such securities, there are no restrictions on the disposition of shares by any of the foregoing persons of entities.

Schulberg Agreement

In January 2010, the Company entered into an agreement with Mr. Jon Schulberg, a member of the board of directors, to provide direct response advertising and marketing services.  The agreement provides that Mr. Schulberg and his company Shulberg MediaWorks will perform certain agency creation production and management services.  In exchange for the services, Mr. Schulberg will receive 10 million options to purchase our common stock.  The options will vest over nine months and have an exercise price of $0.07.  In addition to the shares, Mr. Schulberg will invoice the Company for services performed with an agreed upon discount of 20%.  Mr. Schulberg will also be entitled to a 3% royalty fee on campaigns and product launches which Mr. Schulberg or his company produces and manages.  Further, the Company will issue Mr. Schulberg an additional 10 million options to purchase our common stock if the Company achieves $8 million in revenue for 2010.  The options will immediately vest and have an exercise price of $0.07.  The Company will recognize the expense of $100,000 associated with the grant over the vesting period.

DIRECTOR INDEPENDENCE

We currently have five directors serving on our Board of Directors, Mr. Scigliano, Mr. Noel, Mr. Kiresbom, Mr. Schulberg and Ms. Synder.  We are not a listed issuer and, as such, are not subject to any director independence standards.  Using the definition of independence set forth in the rules of the American Stock Exchange, Messrs. Scigliano, Kiresbom and Schulberg and Ms. Synder would be considered independent directors of the Company.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports for the fiscal year ended December 31, 2009 was $10,000.

Audit-Related Fees

The aggregate fees billed by our principal accountant for the review of our registration statements and audit related consulting for the fiscal year ended December 31, 2009 was zero.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2009 was zero.

All Other Fees

The aggregate fees billed for products and services provided by our principal accountant for the fiscal year ended December 31, 2009 was zero.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description
2.1	Share Exchange Agreement dated as of December 11, 2009, by and among YesDTC Holdings, Inc., YesDTC, Inc. and the shareholders of YesDTC, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 11, 2009)
3.1	Amended and Restated Articles of Incorporation filed November 24, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 24, 2009)
3.2	Certificate of Amendment filed November 24, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 24, 2009)
10.1
Subscription Agreement dated December 11, 2009, by and among YesDTC, Inc. and the subscribers signatory thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2009)

10.2
Security Agreement dated December 11, 2009, by and among YesDTC, Inc. and the subscribers signatory thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2009)

10.3
Subscription Agreement dated December 11, 2009, by and among YesDTC Holdings, Inc. and the investors signatory thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2009)

10.4
Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of December 11, 2009, by and between YesDTC Holdings, Inc. and PR Complete Acquisition, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2009)

10.5
Stock Purchase Agreement, dated as of December 11, 2009, by and between YesDTC Holdings, Inc. and Chrissy Albice (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2009)

10.6
Distribution Agreement dated as of March 20, 2009 between BioElectronics Corporation and Allay Online Marketing, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2009)

10.7
Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of December 11, 2009, by and among Allay Online Marketing, LLC, Joseph Noel and YesDTC, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2009)

10.8	Consulting Services Agreement with William Bush dated January 1, 2010
10.9	Direct Response Marketing Service Agreement with Jon Schulberg dated January 17, 2010
21.1	List of Subsidiaries.
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Principal Executive Officer.
32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YESDTC HOLDINGS, INC.

Date: April 14, 2010	By:	/s/ Joseph A. Noel
Joseph A. Noel Chief Executive Officer, President, Treasurer, Secretary and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Joseph A. Noel
Joseph A. Noel	President, Chief Executive Officer, Treasurer, Secretary and Director (Principal Executive Officer)	April 14, 2010

/s/ William J. Bush
William J. Bush	Chief Financial Officer (Principal Financial Officer and	April 14, 2010
Principal Accounting Officer)
/s/ William Scigliano
William Scigliano	Director - Chairman of the Board of Directors	April 14, 2010

/s/ Christian Kirsebom
Christian Kirsebom	Director	April 14, 2010

/s/ Jon Schulberg
Jon Schulberg	Director	April 14, 2010

/s/ Carrie Synder
Carrie A. Synder	Director	April 14, 2010

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share Exchange Agreement dated as of December 11, 2009, by and among YesDTC Holdings, Inc., YesDTC, Inc. and the shareholders of YesDTC, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 11, 2009)
3.1	Amended and Restated Articles of Incorporation filed November 24, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 24, 2009)
3.2	Certificate of Amendment filed November 24, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 24, 2009)
10.1
Subscription Agreement dated December 11, 2009, by and among YesDTC, Inc. and the subscribers signatory thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2009)

10.2
Security Agreement dated December 11, 2009, by and among YesDTC, Inc. and the subscribers signatory thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2009)

10.3
Subscription Agreement dated December 11, 2009, by and among YesDTC Holdings, Inc. and the investors signatory thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2009)

10.4
Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of December 11, 2009, by and between YesDTC Holdings, Inc. and PR Complete Acquisition, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2009)

10.5
Stock Purchase Agreement, dated as of December 11, 2009, by and between YesDTC Holdings, Inc. and Chrissy Albice (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2009)

10.6
Distribution Agreement dated as of March 20, 2009 between BioElectronics Corporation and Allay Online Marketing, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2009)

10.7
Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of December 11, 2009, by and among Allay Online Marketing, LLC, Joseph Noel and YesDTC, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2009)

10.8	Consulting Services Agreement with William Bush dated January 1, 2010
10.9	Direct Response Marketing Service Agreement with Jon Schulberg dated January 17, 2010
21.1	List of Subsidiaries.
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Principal Executive Officer.
32.2	Section 906 Certification of Principal Financial Officer