Form 10-Q
period 2010-03-31
YESDTC HOLDINGS, INC.
filed 2010-05-20
CIK 1449527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________  to __________.

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

As of May 19, 2010, there were 139,800,000 shares of Common Stock, par value $0.0001 per share, outstanding.

YESDTC HOLDINGS, INC.

		Pages
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	3

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 (unaudited) and from Inception (November 13, 2009) to March 31, 2010 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 (unaudited) and from Inception (November 13, 2009) to March 31, 2010 (unaudited)	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	16

Item 4.	Controls and Procedures.	16

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	(Removed and Reserved)	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

	Signatures	18

YESDTC HOLDINGS, INC. AND SUBSIDIARY
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010(Unaudited)	December 31, 2009
Assets
Current Assets
Cash and cash equivalents	$252,333	$447,626
Inventory	150,000	150,000
Prepaid expenses	40,000	55,000
Total Current Assets	442,333	652,626

Debt issue costs, net	8,167	9,392

Total Assets	$450,500	$662,018

Liabilities and Stockholders’ Deficit

Current Liabilities
Accrued expenses	$8,787	$64,915
Accounts payable- related parties	--	25,641
Warrant liability	7,124,000	5,480,000
Embedded conversion option liability	6,500,000	5,000,000
Total Current Liabilities	13,632,787	10,570,556

Long-Term Liabilities
Convertible notes, net of debt discount of $135,555 and $155,555	24,445	4,445
Convertible notes due to related parties, net of debt discount of $33,889 and $38,889	6,111	1,111
Total Long-Term Liabilities	30,556	5,556

Total Liabilities	13,663,343	10,576,112

Commitments and Contingencies (Note 8)

Stockholders' deficit
Preferred stock, par value $0.0001; 100,000,000 shares authorized; none issued and outstanding at March 31, 2010 and December 31, 2009	-	-
Common stock, par value $0.0001; 900,000,000 shares authorized; 139,800,000 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	13,980	13,980
Common stock issuable, par value $0.0001; 2,066,239 shares at March 31, 2010 and none at December 31, 2009, respectively	207	--
Additional paid-in-capital	223,981	(46,380)
Deficit accumulated during development stage	(13,451,011)	(9,881,694)
Total Stockholders' Deficit	(13,212,843)	(9,914,094)
Total Liabilities and Stockholders' Deficit	$450,500	$662,018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31, 2010	From Inception (November 13, 2009) through March 31, 2010

Revenues	$--	$--

Operating Expenses:
Sales and marketing	66,812	126,103
General and administrative	329,814	345,732
Total Operating Expenses	396,626	471,835

Operating Loss	(396,626)	(471,835)

Other expense

Interest expense	28,691	35,176
Change in fair value of embedded conversion option liability	1,500,000	6,500,000
Change in fair value of warrant liability	1,644,000	6,444,000
Total Other Expense	3,172,691	12,979,176

Net Loss	$(3,569,317)	$(13,451,011)

Net loss per common share – basic and diluted	$(0.03)	$(0.12)

Weighted average common shares outstanding – basic and diluted	141,590,574	112,589,776

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
 (a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31, 2010	From Inception (November 13, 2009) through March 31, 2010
Cash Flows From Operating Activities
Net loss	$(3,569,317)	$(13,451,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of offering costs from the issuance of convertible notes	1,225	1,633
Amortization of debt discount from the issuance of convertible notes	25,000	30,556
Amortization of stock based compensation issued for services	269,167	271,667
Contributed services related to prior issuance of common stock to founders	8,900	8,900
Change in fair value of warrant liability	1,644,000	6,444,000
Change in fair value of embedded conversion option liability	1,500,000	6,500,000

Changes in operating assets and liabilities:
Inventory	--	(150,000)
Prepaid expenses	7,500	(20,000)
Accrued expenses	(56,127)	8,786
Accounts payable, related party	(25,641)	--
Total Adjustments	3,374,024	13,095,543
Net Cash Used In Operating Activities	(195,293)	(355,467)

Cash Flows From Investing Activities
Net Cash Provided By (Used In) Investing Activities	--	--

Cash Flows From Financing Activities
Proceeds from sale of common stock to founders	--	100
Proceeds from sale of common stock	--	450,000
Offering expenses related to the sale of common stock	--	(32,500)
Proceeds from Issuance of convertible notes	--	200,000
Offering expenses related to the sale of convertible notes	--	(9,800)
Net Cash Provided by Financing Activities	--	607,800

Net Increase In Cash and Cash Equivalents	(195,293)	252,333

Cash and Cash Equivalents – Beginning of period	447,626	--
Cash and Cash Equivalents – End of Period	$252,333	$252,333

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:
Interest	$--	$--
Income taxes	$--	$--
Non-cash investing and financing activities:
Fair value of derivative liability charged to debt discount	$--	$200,000
Fair value of derivative liability charged to additional paid-in capital	$--	$480,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
 (a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

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

The Company is presented as in the development stage from November 13, 2009 (Inception) through March 31, 2010.  To-date, the Company’s business activities during development stage has been corporate formation, raising capital and the development of its services with the intent of entering the commercial marketplace in the near future.

Note 2.    Summary of Significant Accounting Policies and Basis of Presentation

Going concern:    As reflected in the accompanying unaudited consolidated financial statements, the Company has a net loss of $3,569,317, and net cash used in operations of $195,293 for the three months ended March 31, 2010 and was a development stage company with no revenues.  Additionally, as of March 31, 2010 the Company had a working capital deficit, stockholders’ deficit and deficit accumulated during the development stage of $13,190,454, $13,212,843 and $13,451,011. These matters raise substantial doubt about our ability to continue as a going concern. Our unaudited consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

Historically, we have financed our working capital and capital expenditure requirements primarily from long-term notes and sales of common stock.  Although we have a working capital deficit of $13,190,454 at March 31, 2010, the working capital deficit results primarily from the derivative liabilities of approximately $13.6 million and we believe that with our cash balances and ability to raise additional funds, we have sufficient funds and have future cash flows to continue in operation at least through the end of 2010. While we expect to invest in our product strategy, we believe that based on our current cash and working capital position, our existing borrowing capacity, and our assessment of how potential equity investors will view us and the expected growth in our business, we will be able to execute our business plan successfully and continue operations through March 2011. The forecast that our financial resources will last through that period is a forward-looking statement that involves significant risks and uncertainties. It is reasonably possible that should we require additional financing, we will not be able to obtain it to continue operations.  Furthermore, any additional equity or convertible debt financing will be dilutive to existing shareholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants. We may seek additional equity and/or debt financing to sustain our growth strategy although as of the date of these unaudited consolidated financial statements, our financial projections do not indicate that our existing operations and our expected growth plans will require us to.

Our business plan is based on our ability to generate future revenues from the sale of products which we expect to be able to market and sell through our distribution channels.  However, the time required for us to become profitable from operations is highly uncertain, and we cannot assure you that we will achieve or sustain operating profitability or generate sufficient cash flow to meet our planned capital expenditures, working capital and debt service requirements.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
 (a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Basis of Presentation:  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the U.S Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Plan of Operation contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Use of Estimates:    The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses.  Actual results could differ from those estimates.  Significant estimates in the accompanying unaudited consolidated financial statements include valuation of inventories, valuation of discounts on debt, valuation of the liabilities for derivative instruments,  valuation of equity based instruments issued for other than cash and the valuation allowance for deferred tax assets.

Principles of Consolidation:    The unaudited consolidated financial statements include the accounts of YesDTC Holdings, Inc. and its subsidiary.  All significant inter-company balances and transactions have been eliminated in the consolidation.

Concentration of Credit Risk:    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents.  At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  At March 31, 2010 and December 31, 2009, we had $2,333 and $197,626, respectively, in cash deposits that exceeded federally insured limits.

Inventories:    Inventories consist of finished goods and are recorded at lower of cost or market, determined on a first-in-first out basis.

Fair value measurements:    We measure our financial and non-financial assets and liabilities in accordance with generally accepted accounting principles.  For certain of our financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities.  Amounts recorded for notes payable, net of discount, also approximate fair value because current interest rates available to us for debt with similar terms and maturities are substantially the same.

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

YESDTC HOLDINGS, INC. AND SUBSIDIARY
 (a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Financial Assets and Liabilities:    We currently measure and report at fair value liabilities for price adjustable warrants and price adjustable embedded conversion options in convertible debt. The fair value liabilities for price adjustable warrants and embedded conversion options has been recorded as determined utilizing the Black-Scholes option pricing model.  The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

	Balance at March 31, 2010	Quoted priced in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)

Liabilities:
Fair value liability for warrant liabilities	$7,124,000	$-	$-	$7,124,000
Fair value liability for embedded conversion options	6,500,000	-	-	6,500,000
Total financial liabilities	$13,624,000	$-	$-	$13,624,000

Following is activity for the three months ended March 31, 2010 of the fair value measurements using significant unobservable Level 3 inputs:

Balance at December 31, 2009	$10,480,000

Change in fair value of derivative liability charged to other expense	3,144,000

Balance at March 31, 2010	$13,624,000

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

YESDTC HOLDINGS, INC. AND SUBSIDIARY
 (a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

The following common stock equivalents were excluded from the computation of diluted net loss per common share because they were anti-dilutive.  The exercise of these common stock equivalents would dilute earnings per shares if the Company becomes profitable in the future.

Three Months Ended March 31, 2010
Stock Options	10,000,000
Warrants	54,800,000
Convertible debt	50,000,000
Total	114,800,000

Recent Accounting Pronouncements.   In October 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard that amended the rules on revenue recognition for multiple-deliverable revenue arrangements.  This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (i) vendor-specific objective evidence; (ii) third-party evidence; or (iii) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The adoption of this standard is not expected to have any impact on the Company’s financial position and results of operations.

In February 2010, the FASB issued an accounting standard that amended certain recognition and disclosure requirement related to subsequent events. The accounting standard requires an entity that is a SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that a SEC filer disclose the date through which subsequent events have been evaluated. This guidance was effective upon issuance. The adoption of this standard had no effect on the Company’s condensed consolidated financial position or results of operations.

Note 3.    Inventory

The Company’s inventory is comprised of:

	March 31, 2010	December 31, 2009
Inventory held for resale	$150,000	$150,000
Total	$150,000	$150,000

Refer to Note 8 for additional disclosure regarding certain minimum annual purchases related to inventory held for resale.

Note 4.    Derivative Liabilities

In June 2008, the FASB issued an accounting standard related to the accounting for derivative financial instruments indexed to a company’s own stock.  Under this standard, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The conversion feature of the Company’s notes, warrants issued with the notes, and warrants issued in the private placement of common stock and for services do not have fixed settlement provisions because their conversion and exercise prices, respectively, may be lowered if the Company issues securities at lower prices in the future.  The Company was required to include the reset provisions in order to protect the note holders from the potential dilution associated with future financings.  In accordance with this standard, the conversion feature of the notes was separated from the host contract, the notes, and recognized as an embedded derivative instrument.  Both the conversion feature of the notes and the warrants have been re-characterized as derivative liabilities. The fair value of these liabilities are re-measured at the end of every reporting period with the change in value reported in the statement of operations as other expense or income.  The derivative liabilities were valued using the Black-Scholes option pricing model and the following assumptions:

YESDTC HOLDINGS, INC. AND SUBSIDIARY
 (a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

March 31, 2010
Debenture conversion
feature:
Risk-free interest rate	1.40%
Expected volatility	723%
Expected life (in years)	1.75
Expected dividend Yield	-

Warrants:
Risk-free interest rate	1.40%
Expected volatility	723%
Expected life (in years)	4.75
Expected dividend Yield	-

Fair value at March 31, 2010:
Debenture embedded conversion feature	$6,500,000
Warrants	$7,124,000

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

Note 5.    Capital Stock

The Company is authorized to issue 100,000,000 shares of preferred stock at a par value of $0.0001.  There were no issuances of preferred stock as of March 31, 2010.

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

Sale of Common Stock to Founders

In November 2009, we issued 90,000,000 common shares to our founders.  Of those shares, we issued 50,000,000 to our President and Chief Executive Officer, Mr. Joseph Noel and 40,000,000 to Allay Online Marketing, LLC.  Mr. Noel owns 25% of Allay Online Marketing, LLC. and is its managing member.  In January 2010, we recognized $8,900 related to the exchange of services in lieu of cash payments for these shares.

Common Stock Issued in exchange for services

Direct Response Marketing Services Agreement with a Related Party

In January 2010, the Company entered into an agreement with Mr. Jon Schulberg, a member of the board of directors, to provide direct response advertising and marketing services.  The agreement provides that Mr. Schulberg and his company Shulberg Media Works will perform certain agency creation production and management services.  In exchange for the services, Mr. Schulberg will receive 10 million options to purchase our common stock exercisable at $.07 per share.  The options will vest quarterly beginning June 30, 2010 and become fully vested as of March 31, 2011.    In addition to the options, Mr. Schulberg will invoice the Company for services performed with an agreed upon discount of 20%.  Mr. Schulberg will also be entitled to a 3% royalty fee on campaigns and product launches which Mr. Schulberg or his company produces and manages.  Further, the Company will issue Mr. Schulberg an additional 10 million options to purchase our common stock if the Company achieves $8 million in revenue for 2010.  The options will immediately vest and have an exercise price of $0.07.  The Company will recognize the expense of $1,000,000 associated with the first 10,000,000 option over the vesting period.  The options to purchase common stock granted to the vendor were valued using the Black-Scholes valuation model with the following assumptions: volatility of 723% based on a historical volatility analysis, expected term of 5 years based on the option term, zero expected dividends, and risk free interest rate of 1.40%.  We determined that the common stock options had a fair value of $0.10 per share.  As of March 31, 2010, we had recognized $200,000 related to this grant.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
 (a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Consulting Agreement with our CFO

In January 2010, our CFO, when he joined the Company, signed a one-year consulting agreement, to perform accounting related services, which includes monthly payments of $5,000 and allows the CFO to purchase 1,500,000 restricted common shares at a price of $0.0001.  The shares vest ratably over two years.  The agreement is terminable by either the Company or our CFO with 10 days notice.  The Company will recognize the expense of $150,000 associated with the grant over the 1 year vesting period.  The expense was determined using the fair value of the common stock on the day of the grant which was equivalent to the $0.10 per share price paid by investors in the PIPE transaction concluded in December 2009 which was last sale of common shares to a third party.  As of March 31, 2010, we had recognized $37,500 related to this grant.

Marketing Agreement

In February 2010, the Company entered into an agreement to purchase certain direct response advertising services from a vendor for product campaigns focused on the United States and certain international locations.  In exchange for the services to be provided, the Company agreed to pay the vendor:

1) An initial set up fee of $40,000 paid in full as of March 31, 2010.
2) 500,000 common shares which vest monthly for 12 months beginning February 1, 2010.
3) Monthly fees of $5,000 in cash and the equivalent of $5,000 in fully vested common shares.

The Company will recognize the expense of approximately $85,000 associated with the 500,000 share grant over the twelve month vesting period and the monthly $5,000 of stock-based expense as the related shares are paid, and then expense all other costs associated with the agreement as they are incurred.  The expense for the 500,000 shares was determined using the $0.17 per share closing stock price on the day of the grant which was the contract date of February 11, 2010. In February and March 2010 the Company became obligated to issue 27,778 and 38,462 common shares, respectively, to the vendor as payment of the $5,000 monthly stock-based fees. As of March 31, 2010, we had recognized $24,167 related to this grant.

Contributed Capital

Upon formation through the period ended March 31, 2010, the Company’s Chief Executive Officer has not taken a salary.  Additionally, the Company has not had to pay for rent.  From inception through the period ended March 31, 2010, the values of these amounts were determined to be de minimis.

Note 6.    Share-Based Compensation

The Company uses the Black-Scholes option pricing model to value options granted to employees, directors and consultants. Compensation expense, including the effect of forfeitures, is recognized over the period of service, which is generally the vesting period.  Stock-based compensation for the amortization of stock options granted under the Company’s stock option plans totaled $200,000 during the three months ended March 31, 2010.  Stock-based compensation is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.  The unamortized amount of stock options expense was $800,000 as of March 31, 2010 which will be recognized over a period of one year.

The fair values of stock option grants were calculated on the dates of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

YESDTC HOLDINGS, INC. AND SUBSIDIARY
 (a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Three Months Ended March 31, 2010

Risk-free interest rate	1.40%
Expected volatility	723%
Expected life (in years)	5
Expected dividend yield	0%
Weighted average per share grant date fair value	$0.10

The risk-free interest rate was based on rates established by the Federal Reserve.  The Company’s expected volatility was based upon the historical volatility for its common stock.  The expected life of the Company’s options was determined using the simplified method as a result of limited historical data regarding the Company’s activity.  The dividend yield is based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

Transactions under the stock option plans during the three months ended March 31, 2010 are as follows:

	Number of	Weighted Average
	Options	Exercise Price
Options outstanding as of January 1, 2010	--	$--
Granted	10,000,000	0.07
Exercised	--	--
Cancelled	--	--
Options outstanding as of March 31, 2010	10,000,000	$0.07
Options exercisable as of March 31, 2010	--	$--

The weighted average remaining contractual life of the outstanding options as of March 31, 2010 was 10 years.

Note 7.    Stock Warrants

Warrants outstanding and exercisable totaled 54,800,000 with a weighted average exercise price of $0.10 as of March 31, 2010.  The weighted average remaining contractual life as of March 31, 2010 was 4.75 years.

Note 8.    Commitments and Contingencies

Minimum Purchase Commitments.    The Company entered into a 6 year distribution agreement in December 2009 with a vendor to purchase and distribute certain products in Japan.  The contract called for minimum purchase commitments as follows:

As of March 31, 2010, total minimum purchase commitments were as follows:

Year Ending December 31,	Units	Amount
2010	150,000	$1,500,000
2011	180,000	1,800,000
2012	216,000	2,160,000
2013	259,000	2,590,000
	805,000	$8,050,000

A company controlled by Mr. Noel performs consulting services for the vendor and is paid in fully vested common stock for those services.  Mr. Noel is not a control person of the vendor and is not an officer or director of the vendor, and the vendor does not consider Mr. Noel, Allay or the Company, individually or in the aggregate, to be in a position to exercise control over the business or affairs of the vendor a result of the ownership of the securities or otherwise.  Other than pursuant to the terms of such securities, there are no restrictions on the disposition of shares by any of the foregoing persons of entities.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
 (a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Note 9.    Related Parties

$40,000 of the gross convertible notes (before applying the debt discount), and warrants that are exercisable into 10,000,000 shares of our common stock at an exercise price of $0.10 per share are held by our president/CEO who is also a principal stockholder.

The company has entered into service agreements with related parties which include monthly fees and the issuance of stock (refer to Note 5)

Note 10.    Subsequent Event

Shares Issued in Exchange for services

As part of the Marketing Agreement disclosed in Note 5, in April 2010 the Company became obligated to issue 55,556 common shares to the vendor as payment of $5,000 monthly stock-based fees.

In preparing these unaudited condensed consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the issuance date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three months ended March 31, 2010. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2009 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Forward-Looking Statements

Forward-looking statements in this Quarterly Report on Form 10-Q, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth and competition; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission (“SEC”).

In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this Report.

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

Characteristics of our Revenues and Expenses

As of March 31, 2010, we had not concluded any sales transactions as our business was formed in November 2009.  As a result we had no revenue or cost of sales for the three months ended March 31, 2010 or since our inception on November 13, 2009.

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

Since we were formed on November 13, 2009 there is no comparative period for purposes of this analysis.  Accordingly, the following discusses activity from January 1, 2010 through March 31, 2010.

For the Period From January 1, 2010  to March 31, 2010

Revenues and Cost of Revenues.    We had no revenues or cost of revenues for the three months ended March 31, 2010.  We are in the formation stage as our business was formed near the end of the calendar year and no revenue activities had yet begun.

Sales and Marketing.   Sales and marketing expenses for the three months ended March 31, 2010 totaled approximately $67,000. These costs primarily related to the cost of custom designed direct-to-consumer marketing campaigns, website services and fees to establish a range of services for product campaigns.

General and Administrative.    General and administrative expenses for the three months ended March 31, 2010 totaled approximately $330,000.  These costs were principally related to stock-based compensation charges of $269,000 and costs associated with legal and consulting services associated with the start-up of our business and includes.

Interest Expense.    Interest expense for the three months ended March 31, 2010 totaled approximately $29,000.  These costs primarily related to the amortization of amounts recognized as debt discounts from the issuance of warrants as part of a financing, interest on the face amount of notes, and amortization of debt issue costs.

Change in fair value of embedded conversion option.    Change in fair value of the embedded conversion option for the three months ended March 31, 2010  totaled approximately $1,500,000.  These costs relate to the recognition of changes in the fair value of the embedded conversion option derivative liability of the convertible debt which was sold as part of a financing.

Change in fair value of warrant liability.    Change in fair value of warrant liability for the three months ended March 31, 2010 totaled approximately $1,644,000.  These costs relate to the recognition of changes in the fair value of the warrant derivative liability issued as part of a financing.

Liquidity and Capital Resources

We have historically met our liquidity and capital requirements primarily through the public sale and private placement of equity securities and debt financing. Cash and cash equivalents totaled approximately $252,000 at March 31, 2010.

Net Cash Used in Operating Activities.    Net cash used in operating activities for the three months ended March 31, 2010 totaled approximately $195,000.  The use of cash was primarily related to costs associated with the establishment of our distribution network, the payment of accrued liabilities and expenses related to the basic infrastructure required to get the business off the ground.

Net Cash Provided By/Used in Investing Activities.    We did not use cash in investing activities for the three months ended March 31, 2010.

Net Cash Provided By Financing Activities.  We did not generate any cash from financing activities for three months ended March 31, 2010.

Working Capital.    As of March 31, 2010, we had working capital deficit of approximately $13.2 million including approximately $13.6 million of liabilities related to derivative liabilities. Based on our current operating activities and plans, we believe our existing working capital will enable us to meet our anticipated cash requirements for at least the next twelve months.

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

In February 2010, the FASB issued an accounting standard that amended certain recognition and disclosure requirement related to subsequent events. The accounting standard requires an entity that is a SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that a SEC filer disclose the date through which subsequent events have been evaluated. This guidance was effective upon issuance. The adoption of this standard had no effect on the Company’s condensed consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4.  Controls and Procedures.

       We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the three months ended March 31, 2010, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

       There were no changes in our system of internal controls over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no reportable events under this Item 2 during the quarterly period ended March 31, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended March 31, 2010.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended March 31, 2010.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer.

32.2	Section 906 Certification of Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YESDTC HOLDINGS, INC

Date: May 20, 2010	By:	/s/ Joseph A. Noel
Joseph A. Noel
Chief Executive Officer, President, Treasurer, Secretary and Director (Principal Executive Officer)

Date: May 20, 2010	By:	/s/ William J. Bush
William J. Bush
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer.

32.2	Section 906 Certification of Principal Financial Officer.