Form 10-Q
period 2010-06-30
YESDTC HOLDINGS, INC.
filed 2010-08-23
CIK 1449527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________  to __________.

Commission file number 333-155178

YESDTC HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Beale Street, Suite 613 San Francisco, CA (Address of principal executive offices)	94105 (Zip Code)

Registrant’s telephone number, including area code (925) 922-2560

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: None

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
Yes      No

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

As of August 20, 2010, there were 139,800,000 shares of Common Stock, par value $0.0001 per share, outstanding.

YESDTC HOLDINGS, INC.

Table of Contents

		Pages
Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements.
	Condensed Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 (unaudited) and from Inception (November 13, 2009) to June 30, 2010 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 (unaudited) and from Inception (November 13, 2009) to June 30, 2010 (unaudited)	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	17
Item 4.	Controls and Procedures.	17
Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	(Removed and Reserved)	17
Item 5.	Other Information	17
Item 6.	Exhibits	17
	Signatures	18

YESDTC HOLDINGS, INC. AND SUBSIDIARY
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

Assets	June 30, 2010	December 31, 2009
Current Assets	(Unaudited)
Cash and cash equivalents	$56,847	$447,626
Inventory	150,000	150,000
Prepaid expenses	25,000	55,000
Total Current Assets	231,847	652,626

Debt issue costs, net	6,942	9,392
Total Assets	$238,789	$662,018

Liabilities and Stockholders’ Deficit

Current Liabilities
Accrued expenses	$34,475	$64,915
Accounts payable- related parties	5,000	25,641
Warrant liability	3,836,000	5,480,000
Embedded conversion option liability	3,500,000	5,000,000
Total Current Liabilities	7,375,475	10,570,556

Long-Term Liabilities
Convertible notes, net of debt discount of $115,555 and $155,555	44,445	4,445
Convertible notes due to related parties, net of debt discount of $28,889 and $38,889	11,111	1,111
Total Long-Term Liabilities	55,556	5,556

Total Liabilities	7,431,031	10,576,112

Commitments and Contingencies (Note 8)

Stockholders' deficit
Preferred stock, par value $0.0001; 100,000,000 shares authorized; none issued and outstanding at June 30, 2010 and December 31, 2009	-	-
Common stock, par value $0.0001; 900,000,000 shares authorized; 139,800,000 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	13,980	13,980
Common stock issuable, par value $0.0001; 2,255,724 shares at June 30, 2010 and none at December 31, 2009, respectively	226	--
Additional paid-in-capital	497,711	(46,380)
Deficit accumulated during development stage	(7,704,159)	(9,881,694)
Total Stockholders' Deficit	(7,192,242)	(9,914,094)
Total Liabilities and Stockholders' Deficit	$238,789	$662,018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30, 2010	Six months ended June 30, 2010	From Inception (November 13, 2009) through June 30, 2010

Revenues	$--	$--	$--

Operating Expenses:
Sales and marketing	76,176	142,987	202,278
General and administrative	436,282	766,096	792,014
Total Operating Expenses	512,458	909,083	984,292

Operating Loss	(512,458)	(909,083)	(984,292)

Other expense

Interest expense	28,691	57,382	63,867
Change in fair value of embedded conversion option liability	(3,000,000)	(1,500,000)	3,500,000
Change in fair value of warrant liability	(3,288,000)	(1,644,000)	3,156,000
Total Other (Income)/Expense	(6,259,309)	(3,086,618)	6,719,867

Net income/(loss)	$5,746,851	$2,177,535	$(7,704,159)
Net income/(loss) per common share – basic	$0.04	$0.02	$(0.06)
Net income per common share – diluted	$0.02	$0.01	--

Weighted average common shares outstanding – basic	141,924,727	141,759,182	124,246,641

Weighted average common shares outstanding –diluted	256,724,727	256,559,182	--

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
 (a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30, 2010	From Inception (November 13, 2009) through June 30, 2010
Cash Flows From Operating Activities
Net income/(loss)	$2,177,535	$(7,704,159)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Amortization of offering costs from the issuance of convertible notes	2,450	2,858
Amortization of debt discount from the issuance of convertible notes	50,000	55,556
Amortization of stock based compensation issued for services	550,417	552,917
Contributed services related to prior issuance of common stock to founders	8,900	8,900
Change in fair value of warrant liability	(1,644,000)	3,168,500
Change in fair value of embedded conversion option liability	(1,500,000)	3,500,000

Changes in operating assets and liabilities:
Inventory	--	(150,000)
Prepaid expenses	15,000	(25,000)
Accrued expenses	(30,440)	34,475
Accounts payable to related party	(20,641)	5,000
Total Adjustments	(2,580,536)	7,153,206
Net Cash Used In Operating Activities	(390,779)	(550,953)

Cash Flows From Investing Activities
Net Cash Provided By (Used In) Investing Activities	--	--

Cash Flows From Financing Activities
Proceeds from sale of common stock to founders	--	100
Proceeds from sale of common stock	--	450,000
Offering expenses related to the sale of common stock	--	(32,500)
Proceeds from Issuance of convertible notes	--	200,000
Offering expenses related to the sale of convertible notes	--	(9,800)
Net Cash Provided by Financing Activities	--	607,800

Net Increase/(Decrease) In Cash and Cash Equivalents	(390,779)	56,847

Cash and Cash Equivalents – Beginning of period	447,626	--
Cash and Cash Equivalents – End of Period	$56,847	$56,847

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$--	$--
Income taxes	$--	$--
Non-cash investing and financing activities:
Fair value of derivative liability charged to debt discount	$--	$200,000
Fair value of derivative liability charged to additional paid-in capital	$--	$480,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
 (a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

Note 1.    Organization and Nature of Business

YESDTC Holdings, Inc.  (referred to as “YESDTC”,  the “Company’’, “we”, “our” or “us”) was initially formed as YesDTC, Inc. a Delaware corporation on November 13, 2009.  We subsequently recapitalized on December 11, 2009 through a reverse merger and recapitalization with PR Complete Holdings, Inc.  (“PR” or the “Company”) with YesDTC, Inc. as the surviving subsidiary of PR.   PR was founded as an unincorporated business in September 2006 and incorporated under the laws of the State of Nevada on May 22, 2008, and subsequently became a public shell company, as defined by the Securities and Exchange Commission (“SEC”). The name of PR was changed to YesDTC Holdings, Inc. prior to the merger.

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

The Company is presented as in the development stage from November 13, 2009 (Inception) through June 30, 2010.  To-date, the Company’s business activities during development stage has been corporate formation, raising capital and the development of its services with the intent of entering the commercial marketplace in the near future.

Note 2.    Summary of Significant Accounting Policies and Basis of Presentation

Going concern:    As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has a deficit accumulated during its development stage of $7,704,159 and net cash used in operations of $390,779 for the six months ended June 30, 2010 and was a development stage company with no revenues.  Additionally, as of June 30, 2010, the Company had a working capital deficit and stockholders’ deficit of $7,143,628 and $7,192,242. These matters raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

Historically, we have financed our working capital and capital expenditure requirements primarily from long-term notes and sales of common stock.  Although we have a working capital deficit of $7,143,628 at June 30, 2010, the working capital deficit results primarily from the derivative liabilities of approximately $7.3 million and we believe that with our cash balances and ability to raise additional funds, we have sufficient funds and have future cash flows to continue in operation at least through June 30, 2011. While we expect to invest in our product strategy, we believe that based on our current cash and working capital position, our existing borrowing capacity, and our assessment of how potential equity investors will view us and the expected growth in our business, we will be able to execute our business plan successfully and continue operations through June 2011. The forecast that our financial resources will last through that period is a forward-looking statement that involves significant risks and uncertainties. It is reasonably possible that should we require additional financing, we will not be able to obtain it to continue operations.  Furthermore, any additional equity or convertible debt financing will be dilutive to existing shareholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants. We may seek additional equity and/or debt financing to sustain our growth strategy although as of the date of these unaudited consolidated financial statements, our financial projections do not indicate that our existing operations and our expected growth plans will require us to.

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
June 30, 2010

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

Use of Estimates:    The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses.  Actual results could differ from those estimates.  Significant estimates in the accompanying unaudited condensed consolidated financial statements include valuation of inventories, valuation of discounts on debt, valuation of the liabilities for derivative instruments,  valuation of equity based instruments issued for other than cash and the valuation allowance for deferred tax assets.

Principles of Consolidation:    The unaudited consolidated financial statements include the accounts of YesDTC Holdings, Inc. and its subsidiary.  All significant inter-company balances and transactions have been eliminated in the consolidation.

Concentration of Credit Risk:    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents.  At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  At June 30, 2010 and December 31, 2009, we had $0 and $197,626, respectively, in cash deposits that exceeded federally insured limits.

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

Upon inception, we adopted accounting guidance for financial and non-financial assets and liabilities (ASC 820).  The adoption did not have a material impact on our results of operations, financial position or liquidity.  This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.  This guidance does not apply to measurements related to share-based payments.  This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

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

YESDTC HOLDINGS, INC. AND SUBSIDIARY
 (a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

Financial Assets and Liabilities:    We currently measure and report at fair value liabilities for price adjustable warrants and price adjustable embedded conversion options in convertible debt. The fair value liabilities for price adjustable warrants and embedded conversion options has been recorded as determined utilizing the Black-Scholes option pricing model.  The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

	Balance at June 30, 2010	Quoted priced in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)

Liabilities:
Fair value liability for warrant liabilities	$3,836,000	$-	$-	$3,836,000
Fair value liability for embedded conversion options	3,500,000	-	-	3,500,000
Total financial liabilities	$7,336,000	$-	$-	$7,336,000

Following is activity for the six months ended June 30, 2010 of the fair value measurements using significant unobservable Level 3 inputs:

Balance at December 31, 2009	$10,480,000

Change in fair value of derivative liability charged to other expense	(3,144,000)

Balance at June 30, 2010	$7,336,000

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

Basic and Diluted Net Loss Per Share:    Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period.  For the period from inception (November 13, 2009) through June 30, 2010, all potentially dilutive common shares have been excluded since their inclusion would be anti-dilutive.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
 (a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

However, for the three and six months ended June 30, 2010 the following common stock equivalents were included in the computation of diluted net loss per common share.  The exercise of these common stock equivalents will dilute earnings per share if the Company maintains its profitability in the future.  The following table summarizes the weighted average shares outstanding:

	Three Months ended June 30, 2010	Six Months ended June 30, 2010	From Inception (November 13, 2009) through June 30, 2010
Basic Weighted Average Shares Outstanding	141,924,727	141,759,182	124,246,641

Total Convertible Debt into Common Stock	50,000,000	50,000,000	50,000,000
Less: Anti Dilutive Common Stock due to loss	(--)	(--)	(50,000,000)

Total Stock Options Outstanding	10,000,000	10,000,000	10,000,000
Less: Anti Dilutive Stock Options due to loss	(--)	(--)	(10,000,000)

Total Warrants Outstanding	54,800,000	54,800,000	54,800,000
Less: Anti Dilutive Warrants due to loss	(--)	(--)	(54,800,000)

Diluted Weighted Average Shares Outstanding	256,724,727	256,559,182	124,246,641

In total, at the three and six months ended June 30, 2010 there were financial instruments convertible into 114,800,000 and 114,800,000, respectively, common shares, which may potentially dilute future earnings per share.

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

Note 3.    Inventory

The Company’s inventory is comprised of:

	June 30, 2010	December 31, 2009
Inventory held for resale	$150,000	$150,000
Total	$150,000	$150,000

Refer to Note 8 for additional disclosure regarding certain minimum annual purchases related to inventory held for resale.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
 (a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

June 30, 2010
Debenture conversion feature:
Risk-free interest rate	1.17%
Expected volatility	209%
Expected life (in years)	1.5
Expected dividend Yield	-

Warrants:
Risk-free interest rate	1.17%
Expected volatility	209%
Expected life (in years)	4.5
Expected dividend Yield	-

Fair value at June 30, 2010:
Debenture embedded conversion feature	$3,500,000
Warrants	$3,836,000

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

Note 5.    Capital Stock

The Company is authorized to issue 100,000,000 shares of preferred stock at a par value of $0.0001.  There were no issuances of preferred stock as of June 30, 2010.

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
June 30, 2010

Common Stock Issued in exchange for services

Direct Response Marketing Services Agreement with a Related Party

In January 2010, the Company entered into an agreement with Mr. Jon Schulberg, a member of the board of directors, to provide direct response advertising and marketing services.  The agreement provides that Mr. Schulberg and his company Shulberg Media Works will perform certain agency creation production and management services.  In exchange for the services, Mr. Schulberg will receive 10 million options to purchase our common stock exercisable at $0.07 per share.  The options will vest quarterly beginning June 30, 2010 and become fully vested as of March 31, 2011.    In addition to the options, Mr. Schulberg will invoice the Company for services performed with an agreed upon discount of 20%.  Mr. Schulberg will also be entitled to a 3% royalty fee on campaigns and product launches which Mr. Schulberg or his company produces and manages.  Further, the Company will issue Mr. Schulberg an additional 10 million options to purchase our common stock if the Company achieves $8 million in revenue for 2010.  The options will immediately vest and have an exercise price of $0.07.  The Company will recognize the expense of $1,000,000 associated with the first 10,000,000 option over the vesting period.  The options to purchase common stock granted to the vendor were valued using the Black-Scholes valuation model with the following assumptions: volatility of 723% based on a historical volatility analysis, expected term of 5 years based on the option term, zero expected dividends, and risk free interest rate of 1.40%.  We determined that the common stock options had a fair value of $0.10 per share.  As of June 30, 2010, we had recognized $400,000 related to this grant.

Consulting Agreement with our CFO

In January 2010, our CFO, when he joined the Company, signed a one-year consulting agreement, to perform accounting related services, which includes monthly payments of $5,000 and allows the CFO to purchase 1,500,000 restricted common shares at a price of $0.0001.  The shares vest ratably over two years.  The agreement is terminable by either the Company or our CFO with 10 days notice.  The Company will recognize the expense of $150,000 associated with the grant over the 1 contract period.  The expense was determined using the fair value of the common stock on the day of the grant which was equivalent to the $0.10 per share price paid by investors in the PIPE transaction concluded in December 2009 which was last sale of common shares to a third party.  As of June 30, 2010, we had recognized $75,000 related to this grant.

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

The Company will recognize the expense of approximately $85,000 associated with the 500,000 share grant over the twelve month vesting period and the monthly $5,000 of stock-based expense as the related shares are paid, and then expense all other costs associated with the agreement as they are incurred.  The expense for the 500,000 shares was determined using the $0.17 per share closing stock price on the day of the grant which was the contract date of February 11, 2010. In six months ended June 30, 2010 the Company became obligated to issue 255,723 common shares, respectively, to the vendor as payment of the $5,000 monthly stock-based fees. As of June 30, 2010, we had recognized $60,417 related to this grant.

Contributed Capital

Upon formation through the period ended June 30, 2010, the Company’s Chief Executive Officer has not taken a salary.  Additionally, the Company has not had to pay for rent.  From inception through the period ended June 30, 2010, the values of these amounts were determined to be de minimis.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
 (a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

Note 6.    Share-Based Compensation

The Company uses the Black-Scholes option pricing model to value options granted to employees, directors and consultants. Compensation expense, including the effect of forfeitures, is recognized over the period of service, which is generally the vesting period.  Stock-based compensation for the amortization of stock options granted under the Company’s stock option plans totaled $200,000 during the three months ended June 30, 2010.  Stock-based compensation is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.  The unamortized amount of stock options expense was $600,000 as of June 30, 2010 which will be recognized over a period of one year.

The fair values of stock option grants were calculated on the dates of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

January 2010 Grant Date

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

Transactions under the stock option plan during the six months ended June 30, 2010 are as follows:
	Number of	Weighted Average
	Options	Exercise Price
Options outstanding as of January 1, 2010	--	$--
Granted	10,000,000	0.07
Exercised	--	--
Cancelled	--	--
Options outstanding as of June 30, 2010	10,000,000	$0.07
Options exercisable as of June 30, 2010	--	$--

The weighted average remaining contractual life of the outstanding options as of June 30, 2010 was 9.5 years.

Note 7.    Stock Warrants

Warrants outstanding and exercisable totaled 54,800,000 with a weighted average exercise price of $0.10 as of June 30, 2010.  The weighted average remaining contractual life as of June 30, 2010 was 4.5 years.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
 (a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

Note 8.    Commitments and Contingencies

Minimum Purchase Commitments.    The Company entered into a 6 year distribution agreement in December 2009 with a vendor to purchase and distribute certain products in Japan.  The contract called for minimum purchase commitments as follows:

As of June 30, 2010, total minimum purchase commitments were as follows:

Year Ending December 31,	Units	Amount
2010	150,000	$1,500,000
2011	180,000	1,800,000
2012	216,000	2,160,000
2013	259,000	2,590,000
	805,000	$8,050,000

A company controlled by our CEO performs consulting services for the vendor and is paid in fully vested common stock for those services.  Our CEO is not a control person of the vendor and is not an officer or director of the vendor, and the vendor does not consider our CEO, Allay or the Company, individually or in the aggregate, to be in a position to exercise control over the business or affairs of the vendor a result of the ownership of the securities or otherwise.  Other than pursuant to the terms of such securities, there are no restrictions on the disposition of shares by any of the foregoing persons of entities.

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

The company has entered into service agreements with related parties which include monthly fees and the issuance of stock (refer to Note 5)

Note 10.    Subsequent Events

Management has reviewed and evaluated material subsequent events from the balance sheet date of June 30, 2010 through the issuance date of these condensed consolidated financial statements.  All appropriate subsequent disclosures, if any, have been made in the Notes to the Condensed Consolidated Financial Statements.

Shares Issued in Exchange for services

As part of the Marketing Agreement disclosed in Note 5, in July 2010 the Company became obligated to issue 125,000 common shares to the vendor as payment of $5,000 monthly stock-based fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three and six months ended June 30, 2010. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2009 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Characteristics of our Revenues and Expenses

    As of June 30, 2010, we had not concluded any sales transactions as our business was formed in November 2009.  As a result we had no revenue or cost of sales for the three and six months ended June 30, 2010 or since our inception on November 13, 2009.

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

    Since we were formed on November 13, 2009 there is no comparative period for purposes of this analysis.  Accordingly, the following discusses activity from January 1, 2010 through June 30, 2010 and April 1, 2010 through June 30, 2010.

For the period from January 1, 2010 to June 30, 2010 and from April 1, 2010 through June 30, 2010

Revenues and Cost of Revenues.    We had no revenues or cost of revenues for the six months ended June 30, 2010.  We are in the formation stage as our business was formed near the end of the calendar year and no revenue activities had yet begun.

Sales and Marketing.   Sales and marketing expenses for the three and six months ended June 30, 2010 totaled approximately $76,000 and $143,000, respectively. These costs primarily related to the cost of custom designed direct-to-consumer marketing campaigns, website services and fees to establish a range of services for product campaigns.

General and Administrative.    General and administrative expenses for the three and six months ended June 30, 2010 totaled approximately $436,000 and $766,000, respectively.  These costs were principally related to stock-based compensation charges of $269,000 and costs associated with legal and consulting services associated with the start-up of our business.

Interest Expense.    Interest expense for the three and six months ended June 30, 2010 totaled approximately $29,000 and $57,000, respectively.  These costs primarily related to the amortization of amounts recognized as debt discounts from the issuance of warrants as part of a financing, interest on the face amount of notes, and amortization of debt issue costs.

Change in fair value of embedded conversion option.    Change in fair value of the embedded conversion option for the three and six months ended June 30, 2010 totaled approximately ($3.0) million and ($1.5) million, respectively.  These costs relate to the recognition of changes in the fair value of the embedded conversion option derivative liability of the convertible debt which was sold as part of a financing.

Change in fair value of warrant liability.    Change in fair value of warrant liability for the three and six months ended June 30, 2010 totaled approximately ($3.3) million and ($1.6) million, respectively.  These costs relate to the recognition of changes in the fair value of the warrant derivative liability issued as part of a financing.

Liquidity and Capital Resources

We have historically met our liquidity and capital requirements primarily through the public sale and private placement of equity securities and debt financing. Cash and cash equivalents totaled approximately $57,000 at June 30, 2010.

Net Cash Used in Operating Activities.    Net cash used in operating activities for the six months ended June 30, 2010 totaled approximately $391,000.  The use of cash was primarily related to costs associated with the establishment of our distribution network, the payment of accrued liabilities and expenses related to the basic infrastructure required to get the business off the ground.

Net Cash Provided By/Used in Investing Activities.    We did not use cash in investing activities for the six months ended June 30, 2010.

Net Cash Provided By Financing Activities.  We did not generate any cash from financing activities for six months ended June 30, 2010.

Working Capital.    As of June 30, 2010, we had working capital deficit of approximately $7.1 million including approximately $7.3 million of liabilities related to derivative liabilities. Based on our current operating activities and plans, we believe our existing working capital will enable us to meet our anticipated cash requirements for at least the next twelve months.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of June 30, 2010:

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$200,000	$--	$200,000	$--	$--
Purchase Obligations	$8,050,000	1,500,000	6,550,000
Total	$8,250,000	$1,500,000	$6,750,000	$--	$--

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4.  Controls and Procedures.

       We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the six months ended June 30, 2010, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

       There were no changes in our system of internal controls over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

   There were no reportable events under this Item 2 during the quarterly period ended June 30, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

   There were no reportable events under this Item 3 during the quarterly period ended June 30, 2010.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

   There were no reportable events under this Item 5 during the quarterly period ended June 30, 2010.

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

YESDTC HOLDINGS, INC.

Date: August 23, 2010	By:	/s/ Joseph A. Noel
Joseph A. Noel
Chief Executive Officer, President, Treasurer, Secretary and Director
(Principal Executive Officer)

Date: August 23, 2010	By:	/s/ William J. Bush
William J. Bush
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer