Form 10-Q
period 2010-09-30
YESDTC HOLDINGS, INC.
filed 2010-11-17
CIK 1449527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 12, 2010, there were 139,800,000 shares of Common Stock, par value $0.0001 per share, outstanding.

YESDTC HOLDINGS, INC.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

Assets	September 30, 2010	December 31, 2009
Current Assets	(Unaudited)
Cash and cash equivalents	$20,802	$447,626
Inventory	172,521	150,000
Prepaid expenses	40,000	55,000
Total Current Assets	233,323	652,626

Debt issue costs, net	5,717	9,392
Total Assets	$239,040	$662,018

Liabilities and Stockholders’ Deficit

Current Liabilities
Accrued expenses	$32,065	$64,915
Accounts payable- related parties	20,000	25,641
Short term loans- related party	52,000	--
Warrant liability	1,096,000	5,480,000
Embedded conversion option liability	1,000,000	5,000,000
Total Current Liabilities	2,200,065	10,570,556

Long-Term Liabilities
Convertible notes, net of debt discount of $95,555 and $155,555	64,445	4,445
Convertible notes due to related parties, net of debt discount of $23,889 and $38,889	16,111	1,111
Total Long-Term Liabilities	80,556	5,556

Total Liabilities	2,280,621	10,576,112

Commitments and Contingencies (Note 9)

Stockholders' deficit
Preferred stock, par value $0.0001; 100,000,000 shares authorized; none issued and outstanding at September 30, 2010 and December 31, 2009	-	-
Common stock, par value $0.0001; 900,000,000 shares authorized; 139,800,000 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	13,980	13,980
Common stock issuable, par value $0.0001; 2,880,723 shares at September 30, 2010 and none at December 31, 2009, respectively	289	--
Additional paid-in-capital	1,279,527	(46,380)
Accumulated deficit	(3,335,377)	(9,881,694)
Total Stockholders' Deficit	(2,041,581)	(9,914,094)
Total Liabilities and Stockholders' Deficit	$239,040	$662,018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three months ended September 30, 2010	Nine months ended September 30, 2010
Sales	$143,502	$143,502

Cost of sales	23,806	23,806

Gross profit	119,696	119,696

Operating Expenses:

Sales and marketing	117,100	260,087
General and administrative	845,366	1,611,463
Total Operating Expenses	962,466	1,871,550

Operating Loss	(842,770)	(1,751,854)

Other (income)/expense

Interest expense	28,447	85,829
Change in fair value of embedded conversion option liability	(2,500,000)	(4,000,000)
Change in fair value of warrant liability	(2,740,000)	(4,384,000)
Total Other (Income)/expense, net	(5,211,553)	(8,298,171)

Net income	$4,368, 783	$6,546,317

Net income per common share – basic	$0.03	$0.05

Net income per common share – diluted	$0.02	$0.03

Weighted average common shares outstanding – basic	142,222,717	141,759,182

Weighted average common shares outstanding –diluted	185,773,737	189,726,287

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Nine months ended September 30, 2010
Cash Flows From Operating Activities
Net income	$6,546,317
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of debt issue costs from the issuance of convertible notes	3,675
Amortization of debt discount from the issuance of convertible notes	75,000
Amortization of stock based compensation issued for services	1,362,297
Contributed services related to prior issuance of common stock to founders	8,900
Change in fair value of warrant liability	(4,000,000)
Change in fair value of embedded conversion option liability	(4,384,000)

Changes in operating assets and liabilities:
Inventory	(22,521)
Prepaid expenses	(30,000)
Accrued expenses	(32,850)
Accounts payable to related party	(5,641)
Total Adjustments	(7,025,141)
Net Cash Used In Operating Activities	(478,824)

Cash Flows From Investing Activities
Net Cash Provided By (Used In) Investing Activities	--

Cash Flows From Financing Activities
Proceeds from short term loans – related party	52,000
Net Cash Provided by Financing Activities	52,000

Net (Decrease In Cash and Cash Equivalents	(426,824)

Cash and Cash Equivalents – Beginning of period	447,626
Cash and Cash Equivalents – End of Period	$20,802

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$--
Income taxes	$--

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

The Company was formed on November 13, 2009 and through July 2010 the majority of our business activities during this period have been corporate formation, raising capital and the development of its services with the intent of entering the commercial marketplace.  In July 2010, we began the first test of our distribution system with the sale of a music product through our distribution system.   The Company has recorded revenues of $143,502 as of September 30, 2010.  We expect to announce and promote several other products this year.  Accordingly, the Company has exited the development stage.

Note 2.    Summary of Significant Accounting Policies and Basis of Presentation

Going concern:    As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has a working capital deficit, stockholders’ deficit and accumulated deficit of $1,966,742, $2,041,581and $3,335,377, respectively, and net cash used in operations of $478,824 for the nine months ended September 30, 2010 and had limited revenues.  These matters raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

Historically, we have financed our working capital and capital expenditure requirements primarily from short and long-term notes and sales of common stock.  Although we have a working capital deficit of $1,966,742 at September 30, 2010, the working capital deficit results primarily from the derivative liabilities of approximately $2.1 million and we believe that with our cash balances and ability to raise additional funds, we have sufficient funds and have future cash flows to continue in operation at least through September 30, 2011. While we expect to invest in our product strategy, we believe that based on our current cash and working capital position, our existing borrowing capacity and the expected growth in our business, we will be able to execute our business plan successfully and continue operations through September 2011. The forecast that our financial resources will last through that period is a forward-looking statement that involves significant risks and uncertainties. It is reasonably possible that should we require additional financing, we will not be able to obtain it to continue operations.  Furthermore, any additional equity or convertible debt financing will be dilutive to existing shareholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants. We may seek additional equity and/or debt financing to sustain our growth strategy although as of the date of these unaudited consolidated financial statements, our financial projections do not indicate that our existing operations and our expected growth plans will require us to.

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

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

Basis of Presentation:  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance, with accounting principles generally accepted in the United States of America and with the rules and regulations of the U.S Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Plan of Operation contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Concentration of Credit Risk:    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents.  At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  At September 30, 2010 and December 31, 2009, we had $0 and $197,626, respectively, in cash deposits that exceeded federally insured limits.

Revenue Recognition:  Specifically, the Company recognizes revenue, net of returns, from sales to customers when the all of the components of the sale have been completed including the shipment of the item and the receipt of cash.  The Company believes that collection is not probable until it receives the cash associated with an order at which point it recognizes the revenue associated with the corresponding sale.  The Company applies the revenue recognition principles set forth in ASC 605 which provides for revenue to be recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured.

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

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Financial Assets and Liabilities:    We currently measure and report at fair value liabilities for price adjustable warrants and price adjustable embedded conversion options in convertible debt. The fair value liabilities for price adjustable warrants and embedded conversion options has been recorded as determined utilizing the Black-Scholes option pricing model.  The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

	Balance at September 30,2010	Quoted priced in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Liabilities:
Fair value liability for warrant liabilities	$1,096,000	$—	$—	$1,096,000
Fair value liability for embedded conversion options	1,000,000	—	—	1,000,000
Total financial liabilities	$2,096,000	$—	$—	$2,096,000

Following is activity for the nine months ended September 30, 2010 of the fair value measurements using significant unobservable Level 3 inputs:
Balance at December 31, 2009	$10,480,000
Change in fair value of derivative liability charged to other expense	(8,384,000)
Balance at September 30, 2010	$2,096,000

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

Revenue Recognition:    The Company applies the revenue recognition principles set forth in ASC 605-10, which provides for revenue to be recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) price is fixed or determinable, and (iv) collectability is reasonably assured. Shipping and handling costs will be included as a component of cost of goods sold and recognized as they are incurred.

Basic and Diluted Net Loss Per Share:    Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

For the three and nine months ended September 30, 2010 incremental shares based on 50,000,000 debt conversion shares, 27,000,000 stock options and 59,800,000 stock warrants were included in the computation of diluted net income per common share.  The exercise of these common stock equivalents will dilute earnings per share if the Company maintains its profitability in the future.  The following table summarizes the weighted average shares outstanding:

	Three Months ended September 30, 2010	Nine Months ended September 30, 2010
Basic Weighted Average Shares Outstanding	142,222,717	141,759,182

Total Convertible Debt into Common Stock	50,000,000	50,000,000
Less: Anti Dilutive Common Stock	(7,142,857)	(2,631,579)

Total Stock Options Outstanding	27,000,000	27,000,000
Less: Anti Dilutive Stock Options	(26,306,122)	(26,401,316)

Total Warrants Outstanding	54,800,000	54,800,000
Less: Anti Dilutive Warrants	(54,800,000)	(54,800,000)

Diluted Weighted Average Shares Outstanding	185,773,737	189,726,287

In total, at the three and nine months ended September 30, 2010 there were financial instruments convertible into 131,800,000 and 131,800,000, respectively, common shares, which may potentially dilute future earnings per share.

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

Note 3.    Inventory

The Company’s inventory is comprised of:

	September 30, 2010	December 31, 2009
Finished goods inventory	$172,521	$150,000
Total	$172,521	$150,000

Refer to Note 9 for additional disclosure regarding certain minimum annual purchases related to inventory held for resale.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

Note 4.    Short term loans – related party

At September 30, 2010, the Company’s has loans due to its CEO as follows of:

	September 30, 2010	December 31, 2009
Short term loans	$52,000	$--
Total	$52,000	$--

In October 2010, we entered into three unsecured promissory notes with our CEO whereby he loaned the Company $7,000, $10,000 and $35,000.  The loans bear an interest rate of 10% and are due on December 8, 2010, December 9, 2010 and December 15, 2010, respectively.

Note 5.    Derivative Liabilities

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

September 30, 2010
Debenture conversion feature:
Risk-free interest rate	1.17%
Expected volatility	209%
Expected life (in years)	1.25
Expected dividend Yield	-

Warrants:
Risk-free interest rate	1.17%
Expected volatility	209%
Expected life (in years)	4.25
Expected dividend Yield	-

Fair value at September 30, 2010:
Debenture embedded conversion feature	$1,000,000
Warrants	$1,096,000

The risk-free interest rate was based on rates established by the Federal Reserve based on the expected term.  The Company based expected volatility on the historical and current volatility for its common stock.  The expected life of the Debentures’ conversion option was based on the maturity of the Debentures and the expected life of the warrants was based on their full contractual term.  The expected dividend yield was based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

Note 6.    Capital Stock

The Company is authorized to issue 100,000,000 shares of preferred stock at a par value of $0.0001.  There were no issuances of preferred stock as of September 30, 2010.

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

Sale of Common Stock to Founders

In November 2009, we issued 90,000,000 common shares to our founders.  Of those shares, we issued 50,000,000 to our President and Chief Executive Officer, Mr. Joseph Noel and 40,000,000 to Allay Online Marketing, LLC (“Allay”).  Mr. Noel owns 25% of Allay Online Marketing, LLC. and is its managing member.  In January 2010, we recognized $8,900 related to the exchange of services in lieu of cash payments for these shares.

Common Stock Issued in exchange for services

Consulting Agreement with our CFO

In January 2010, our CFO, when he joined the Company, signed a one-year consulting agreement, to perform accounting related services, which includes monthly payments of $5,000 and allows the CFO to purchase 1,500,000 restricted common shares at a price of $0.0001.  The shares vest ratably over two years.  The agreement is terminable by either the Company or our CFO with 10 days notice.  The Company will recognize the expense of $150,000 associated with the grant over the contract period.  The expense was determined using the fair value of the common stock on the day of the grant which was equivalent to the $0.10 per share price paid by investors in the PIPE transaction concluded in December 2009 which was last sale of common shares to a third party.  As of September 30, 2010, we had recognized $112,500 related to this grant.

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

The Company will recognize the expense of approximately $85,000 associated with the 500,000 share grant over the twelve month vesting period and the monthly $5,000 of stock-based expense as the related shares are paid, and then expense all other costs associated with the agreement as they are incurred.  The expense for the 500,000 shares was determined using the $0.17 per share closing stock price on the day of the grant which was the contract date of February 11, 2010. In nine months ended September 30, 2010 the Company became obligated to issue 880,725 common shares, respectively, to the vendor as payment of the $5,000 monthly stock-based fees. As of September 30, 2010, we had recognized approximately $97,000 related to this grant.

Contributed Capital

Upon formation and through the period ended September 30, 2010, the Company’s Chief Executive Officer has not taken a salary.  Prior to July 2010, the Company has not had to pay for rent.  From inception through the period ended September 30, 2010, the values of these amounts were determined to be de minimis.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

Note 7.    Share-Based Compensation

Common Stock Options Issued in exchange for services

Compensation to the Board of Directors

In September 2010, for services rendered, the Board of Directors approved the issuance of 2 million options to purchase our common stock exercisable at $0.02 per share which were immediately vested to each of our five outside directors. The Company recognized the expense of approximately $299,000 associated with the options in the three months ended September 30, 2010.  The options to purchase common stock granted to the vendor were valued using the Black-Scholes valuation model with the following assumptions: volatility of 253% based on a historical volatility analysis, expected term of 5 years based on the option term, zero expected dividends, and risk free interest rate of 0.74%.

Direct Response Marketing Services Agreement with a Related Party

In January 2010, the Company entered into an agreement with Mr. Jon Schulberg, a member of the board of directors, to provide direct response advertising and marketing services.  The agreement provides that Mr. Schulberg and his company Shulberg Media Works will perform certain agency creation production and management services.  In exchange for the services, Mr. Schulberg will receive 10 million options to purchase our common stock exercisable at $0.07 per share.  The options will vest quarterly beginning June 30, 2010 and become fully vested as of March 31, 2011.    In addition to the options, Mr. Schulberg will invoice the Company for services performed with an agreed upon discount of 20%.  Mr. Schulberg will also be entitled to a 3% royalty fee on campaigns and product launches which Mr. Schulberg or his company produces and manages, to date no such commissions have been earned.  Further, the Company will issue Mr. Schulberg an additional 10 million options to purchase our common stock if the Company achieves $8 million in revenue for 2010.  The options will immediately vest and have an exercise price of $0.07.  The Company will recognize the expense of $1,000,000 associated with the first 10,000,000 options over the vesting period.  The options to purchase common stock granted to the vendor were valued using the Black-Scholes valuation model with the following assumptions: volatility of 723% based on a historical volatility analysis, expected term of 5 years based on the option term, zero expected dividends, and risk free interest rate of 1.40%.  We determined that the common stock options had a fair value of $0.10 per share.  As of September 30, 2010, we had recognized $600,000 related to this grant.

In September 2010, for additional direct response advertising and marketing services to be rendered by Mr. Schulberg, we issued Mr. Schulberg 4 million options to purchase our common stock exercisable at $0.02 per share which were immediately vested. The Company recognized the expense of approximately $120,000 associated with the options in the three months ended September 30, 2010.  The options to purchase common stock granted to the vendor were valued using the Black-Scholes valuation model with the following assumptions: volatility of 253% based on a historical volatility analysis, expected term of 5 years based on the option term, zero expected dividends, and risk free interest rate of 0.74%.

Services Agreement with a Related Party

In September 2010, for investor relations and marketing services to be rendered by Mr. Kirsebom, a member of the board of directors, we issued Mr. Kirsebom 3 million options to purchase our common stock exercisable at $0.02 per share which were immediately vested. The Company recognized the expense of approximately $90,000 associated with the options in the three months ended September 30, 2010.  The options to purchase common stock granted were valued using the Black-Scholes valuation model with the following assumptions: volatility of 253% based on a historical volatility analysis, expected term of 5 years based on the option term, zero expected dividends, and risk free interest rate of 0.74%.

The Company uses the Black-Scholes option pricing model to value options granted to employees, directors and consultants. Compensation expense, including the effect of forfeitures, is recognized over the period of service, which is generally the vesting period.  Stock-based compensation for the amortization of stock options granted under the Company’s stock option plans totaled approximately $708,000 during the three months ended September 30, 2010.  Stock-based compensation is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.  The unamortized amount of stock options expense was $400,000 as of September 30, 2010 which will be recognized over the next six months.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

The fair values of stock option grants were calculated on the dates of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

September 2010 Grant Date

Risk-free interest rate	0.74%
Expected volatility	253%
Expected life (in years)	5
Expected dividend yield	0%
Weighted average per share grant date fair value	$0.06

The risk-free interest rate was based on rates established by the Federal Reserve for the expected term.  The Company’s expected volatility was based upon the historical volatility for its common stock.  The expected life of the Company’s options was determined using the simplified method as a result of limited historical data regarding the Company’s activity.  The dividend yield is based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

Transactions under the stock option plan during the nine months ended September 30, 2010 are as follows:

		Weighted Average	Weighted Average
	Number of Options	Exercise Price	Contractual Term
Options outstanding as of January 1, 2010	--	$--
Granted	27,000,000	0.04
Exercised	--	--
Cancelled	--	--
Options outstanding as of September 30, 2010	27,000,000	$0.04	9.73
Options exercisable as of September 30, 2010	19,500,000	$0.03	9.89

The weighted average fair value of grants during the nine months ended September 30, 2010 was $0.06.

Note 8.    Stock Warrants

Warrants outstanding and exercisable totaled 54,800,000 with a weighted average exercise price of $0.10 as of September 30, 2010.  The weighted average remaining contractual life as of September 30, 2010 was 4.25 years.

Note 9.    Commitments and Contingencies

Minimum Purchase Commitments.    The Company entered into a 6 year distribution agreement in December 2009 with a vendor to purchase and distribute certain products in Japan.  The contract called for minimum purchase commitments as follows:

As of September 30, 2010, total minimum purchase commitments were as follows:

Year Ending December 31,	Units	Amount
2010	150,000	$1,500,000
2011	180,000	1,800,000
2012	216,000	2,160,000
2013	259,000	2,590,000
	805,000	$8,050,000

As of September 30, 2010, none of the minimum purchase amounts for 2010 have been purchased.

A company controlled by our CEO performs consulting services for the vendor and is paid in fully vested common stock of the vendor for those services.  Our CEO is not a control person of the vendor and is not an officer or director of the vendor, and the vendor does not consider our CEO, Allay or the Company, individually or in the aggregate, to be in a position to exercise control over the business or affairs of the vendor a result of the ownership of the securities or otherwise.  Other than pursuant to the terms of such securities, there are no restrictions on the disposition of shares by any of the foregoing persons of entities.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

Note 10.    Related Parties

In October 2010, we entered into three unsecured promissory notes with our CEO whereby he loaned the Company $7,000, $10,000 and $35,000.  The loans bear an interest rate of 10% and are due on December 8, 2010, December 9, 2010 and December 15, 2010, respectively (refer to Note 4).

$40,000 of the gross convertible notes (before applying the debt discount), and warrants that are exercisable into 10,000,000 shares of our common stock at an exercise price of $0.10 per share are held by our president/CEO who is also a principal stockholder.

The company has entered into service agreements with related parties which include monthly fees and the issuance of stock (refer to Notes 5 and 7).

Note 11.    Subsequent Events

Shares Issued in Exchange for services

As part of the Marketing Agreement disclosed in Note 6, in October 2010 the Company became obligated to issue 250,000 common shares to the vendor as payment of $5,000 monthly stock-based fees.

Loans with a related party

In October and November 2010, we entered into two unsecured promissory notes with our CEO whereby he loaned the Company $41,000, $60,000, $7,000 and $25,000. The loans bear an interest rate of 10% and are due on or before January 15, 2011.

WordSmart License

On October 18, 2010, the Company entered into a License Agreement with WordSmart Corporation (“WordSmart”) for the “WordSmart” Product Line (the “License Agreement”). Pursuant to the License Agreement:

•
WordSmart granted the Company, among other things, (i) an exclusive limited license to market, distribute and sell the vocabulary building educational product known as WordSmart in the United States, Canada, United Kingdom, New Zealand, Australia, Ireland and South Africa markets and (ii) a non-exclusive right to manufacture the related products.

•
The Company agreed to pay WordSmart royalties of 5% of Net Collected Sales (as defined in the License Agreement) plus additional royalties to pay for the services of Alex Trebek and other actors.  Royalty payments are due quarterly.

•
The Company agreed to make advance non-refundable payments of $100,000 to WordSmart, which will be credited against future royalties. Of this $100,000, $25,000 was due upon signing and has been paid, and $50,000 is due 14 calendar days after the Effective Date. This $50,000 is fully refundable if WordSmart fails to amend in writing its services agreement, dated as of January 24, 2007, with Gargoyle Productions, pursuant to which Alex Trebek acts as an endorser of the WordSmart product line, for a period of no less than two years at a royalty rate that is at least as favorable as the current one. The remaining $25,000 non-refundable payment is due on December 17, 2010 or on such extended date as agreed to by the parties.

•
If WordSmart fails to reacquire the services of Alex Trebek for a period of at least two years under terms and conditions acceptable to the Company within 60 days of the Effective Date, the Company may terminate the License Agreement in its entirety.

•
The License Agreement has a term of one year, and may be renewed at the option of the Company, for up to 4 additional one year terms, subject to certain conditions including the receipt by WordSmart of at least $50,000 during each calendar quarter during the one year period immediately preceding the renewal term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three and nine months ended September 30, 2010. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2009 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Characteristics of our Sales and Expenses

In the quarter ending September 30, 2010, we began the sale of certain products through our distribution network.  These are products which we have licensed and developed ad campaigns for.

Cost of sales primarily consists of the costs of our products and certain customer and fulfillment expenses.

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

Since we were formed on November 13, 2009 there is no comparative period for purposes of this analysis.  Accordingly, the following discusses activity from January 1, 2010 through September 30, 2010 and July 1, 2010 through September 30, 2010.

For the three and nine months ended September 30, 2010

Sales and Cost of Sales.    We recognized sales of approximately $144,000 and gross profit of approximately $120,000 for the three and nine months ended September 30, 2010 related to the sale of one product through our distribution channel.  While we are in the formation stage of our business, we expect to test several different types of products through the channel.  The products will typically have high gross margins but we cannot be certain how effective our distribution strategies or methods will be.

Sales and Marketing.   Sales and marketing expenses for the three and nine months ended September 30, 2010 totaled approximately $117,000 and $260,000, respectively. These costs primarily related to the cost of custom designed direct-to-consumer marketing campaigns, website services and fees to establish a range of services for product campaigns.

General and Administrative.    General and administrative expenses for the three and nine months ended September 30, 2010 totaled approximately $845,000 and $1,611,000, respectively.  These costs were principally related to stock-based compensation charges of approximately $708,000 and $1,108,000 costs related to legal and consulting services associated with the start-up of our business.

Interest Expense.    Interest expense for the three and nine months ended September 30, 2010 totaled approximately $28,000 and $86,000, respectively.  These costs primarily related to the amortization of amounts recognized as debt discounts from the issuance of warrants as part of a financing, interest on the face amount of notes, and amortization of debt issue costs.

Change in fair value of embedded conversion option.    Change in fair value of the embedded conversion option for the three and nine months ended September 30, 2010 totaled approximately ($2.5) million and ($4.0) million, respectively.  These costs relate to the recognition of changes in the fair value of the embedded conversion option derivative liability of the convertible debt which was sold as part of a financing.

Change in fair value of warrant liability.    Change in fair value of warrant liability for the three and nine months ended September 30, 2010 totaled approximately ($2.7) million and ($4.4) million, respectively.  These costs relate to the recognition of changes in the fair value of the warrant derivative liability issued as part of a financing.

Liquidity and Capital Resources

We have historically met our liquidity and capital requirements primarily through the private placement of equity securities and debt financing. Cash and cash equivalents totaled approximately $21,000 at September 30, 2010.

Net Cash Used in Operating Activities.    Net cash used in operating activities for the nine months ended September 30, 2010 totaled approximately $479,000.  The use of cash was primarily related to costs associated with the establishment of our distribution network, the payment of accrued liabilities and expenses related to the basic infrastructure required to get the business off the ground net of the revenues generated through the sale of our initial product.

Net Cash Provided By/Used in Investing Activities.    We did not use or generate cash from investing activities for the nine months ended September 30, 2010.

Net Cash Provided By Financing Activities.  Through the sale of $52,000 of promissory notes to our CEO in September 2010, we generated cash from financing activities for nine months ended September 30, 2010.  The notes bear 10% interest and are due and payable in December 2010.

Working Capital.    As of September 30, 2010, we had working capital deficit of approximately $2.0 million including approximately $2.0 million of liabilities related to derivative liabilities. Based on our current operating activities and plans, we believe our existing working capital will enable us to meet our anticipated cash requirements for at least the next twelve months.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of September 30, 2010:

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-Term Debt Obligations	$52,000	$52,000	$--	$--	$--

Long-Term Debt Obligations	$200,000	$--	$200,000	$--	$--
Purchase Obligations	$8,050,000	1,500,000	6,550,000
Total	$8,302,000	$1,552,000	$6,750,000	$--	$--

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

Revenue Recognition.     Specifically, the Company recognizes revenue, net of returns, from sales to customers when the all of the components of the sale have been completed including the shipment of the item and the receipt of cash.  The Company believes that collection is not probable until it receives the cash associated with an order at which point it recognizes the revenue associated with the corresponding sale.The Company applies the revenue recognition principles set forth in ASC 605 which provides for revenue to be recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

   Not applicable

Item 4.  Controls and Procedures.

       We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the nine months ended September 30, 2010, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

       There were no changes in our system of internal controls over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no reportable events under this Item 2 during the quarterly period ended September 30, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended September 30, 2010.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended September 30, 2010.

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

YESDTC HOLDINGS, INC.

Date: November 16, 2010	By:	/s/ Joseph A. Noel
Joseph A. Noel
Chief Executive Officer, President, Treasurer, Secretary and Director
(Principal Executive Officer)

Date: November 16, 2010	By:	/s/ William J. Bush
William J. Bush
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer