Form 10-K
period 2010-12-31
YESDTC HOLDINGS, INC.
filed 2011-04-15
CIK 1449527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______to_______

Commission file number 333-155178

YESDTC HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Beale Street, Suite 613	94105
San Francisco, CA	(Zip Code)
(Address of principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed first fiscal quarter was $1,200,342.

As of April 12, 2011, there were 141,300,000 shares of Common Stock, par value $0.0001 per share, outstanding.

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

Specifically, as part of our business strategy, we will identify new products that we believe can benefit from the Company’s unique marketing expertise and creativity and will appeal to an extensive base of digitally enabled consumers.

We then work with our manufacturing partners to procure consumer products that will be sold through the Company’s DRTV and internet marketing channels. We assume all responsibility for funding this effort and retain control over product distribution, fulfillment and customer interaction, including the operation of customer call centers.

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

We believe there are significant market opportunities beyond the markets in which we are currently offering our services.  Our long-term plan is to expand globally with a focus on Hong Kong and mainland China with some limited product introductions into the European market. We also believe there are additional significant opportunities in our existing markets.

Sales and Marketing

We market our products mainly through short and long form direct response television advertising and to a lesser extent Internet marketing.  As of December 31, 2010 and 2009, we employed no direct salespeople although we have entered into arrangements with two contractors and may enter into other agreements from time to time as conditions dictate. We expect to compensate these service providers on fixed monthly fee plus commission which may be paid in the form of a grant of common stock.  Authorized representatives assist in developing awareness of and demand for our service by promoting our services and brand as part of their own advertising and direct marketing campaigns.

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

Experienced Management Team

We have an experienced executive management team with more than 55 years combined experience as company leaders.  Our President and Chief Executive Officer is Joseph Noel.  Mr. Noel, was a founder of YESDTC and has more than 30 years experience in the financial investment and technology industries.  Mr. Kirsebom our General Manager has over 15 years of experience in the corporate finance and investment banking, Mr. Bush, our Chief Financial Officer has been the chief financial officer for two publicly traded companies and has been involved with emerging growth companies for more than 10 years.

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

Employees

As of December 31, 2010, we had no employees and utilized the services of 6 contract service providers.  As of April 12, 2011, we had no employees and utilized the services of 6 contract service providers. We believe our relations are good with our contract service providers.  Three of our service providers are considered members of executive management.

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

In order to pursue business opportunities, we will need to continue to build our infrastructure and strengthen our operational capabilities. Our ability to do any of these successfully could be affected by any one or more of the following factors:

●	the ability of our products, our suppliers or our service providers to perform as we expect;

●	the ability of our products and services to achieve market acceptance;

●	our ability to manage third party relationships effectively;

●	our ability to work effectively with new customers;

●	our ability to effectively manage the growth and expansion of our business operations without incurring excessive costs, high employee turnover or damage to customer relationships;

●	our ability to attract and retain qualified personnel which may be affected by the significant competition in our industry for persons experienced in network operations and engineering;

●	our ability to accurately predict and respond to the rapid technological changes in our industry and the evolving demands of the markets we serve; and

●	our ability to raise additional capital to fund our growth and to support our operations until we reach profitability.

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

We rely on a limited number of third party suppliers that manufacture our products and provided various logistics related services. If these companies fail to perform or experience delays, shortages or increased demand for their products or services, we may face shortage of products or components, increased costs, and may be required to suspend our product deployment and our product and service introduction.

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

We launched our business in 2009 and we incurred approximately a $9.9 million loss in our first partial year of operations and a profit of approximately $5.7 million in our first full year of operations.  While we had a profit in 2010, it was largely due to the effect of derivates and not a result of our basic operations.  We cannot anticipate when, if ever, our operations will become profitable. We expect to incur significant net losses as we develop our network, expand our markets, undertake acquisitions, and pursue our business strategy. We intend to invest significantly in our business before we expect cash flow from operations to be adequate to cover our operating expenses.

If we are unable to execute our business strategy and grow our business, either as a result of the risks identified in this section or for any other reason, our business, prospects, financial condition and results of operations will be adversely affected.

Having cash and cash equivalents available to pursue product opportunities is one of our largest assets and in light of the recent market turmoil among financial institutions and related liquidity issues, we may be at risk of being uninsured for a large portion of such assets or having timing problems accessing such assets.

The market turmoil experienced over the past few years, including the failure or insolvency of several large financial institutions and the credit crunch affecting the short term debt markets, has caused liquidity problems for companies and institutions across the country.  As of December 31, 2010, we had approximately $14,000 in cash and cash equivalents with one large financial banking institution. Although the present regulatory response in the United States for when a large institution becomes insolvent generally has been to have the failing institution merge or transfer assets to more solvent entities, thereby avoiding failures, it is possible that any financial institution could become insolvent or fail.  At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If the institution at which we have placed our funds were to become insolvent or fail, we could be at risk for losing a substantial portion of our cash deposits, or incur significant time delays in obtaining access to such funds. In light of the limited amount of federal insurance for deposits, even if we were to spread our cash assets among several institutions, we would remain at risk for the amount not covered by insurance.

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

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

In their report dated April 15, 2011, our independent registered public accounting firm stated that our consolidated financial statements for the period ended December 31, 2010 were prepared assuming that we would continue as a going concern, and that they have doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our recurring losses, accumulated deficits and negative cash flows from operations. We continue to experience net operating losses and negative cash flows from operating activities. Our ability to continue as a going concern is subject to our ability to generate profits and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from lenders, where possible. Our continued net operating losses and our auditors’ doubts increase the difficulty of our meeting these goals, and our efforts to continue as a going concern may not prove successful.

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

The successful implementation of our business plan depends upon controlling customer churn. Customer churn is a measure of customers who stop using our services. Customer churn could increase as a result of:

●	Insufficient or ineffective marketing campaigns and/or general reduction in the quality of our customer service;
●	interruptions to the delivery of goods and services to customers over our network;
●	changes in promotions and new marketing or sales initiatives; and
●	new competitors entering the markets in which we offer service.

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

We are highly dependent on the continued services of our President and Chief Executive Officer, Joseph Noel and our General Manager, Christian Kirsebom who currently do not have employment agreements with us.  We cannot guarantee that any of these persons will stay with us for any definite period. Loss of the services of Mr. Noel could adversely impact our operations. We do not maintain policies of “key man” insurance on our executives.

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

In addition, such acquisitions involve a number of other risks, including:

●	failure of the acquired businesses to achieve expected results;

●	diversion of management’s attention and resources to acquisitions;

●	failure to retain key customers or personnel of the acquired businesses; and

●	risks associated with unanticipated events, liabilities or contingencies.

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

The direct-to-consumer industry is characterized by rapid technological change, competitive pricing, frequent new service introductions, and evolving industry standards. We believe that our success depends on our ability to anticipate and adapt to these challenges and to offer competitive services on a timely basis. We face a number of difficulties and uncertainties associated with our reliance on technological development, such as:

●	competition from service providers using more traditional and commercially proven means to deliver similar or alternative services;
●	competition from new service providers using more efficient, less expensive technologies, including products not yet invented or developed;
●	uncertain customer acceptance;
●	realizing economies of scale;
●	responding successfully to advances in competing technologies in a timely and cost-effective manner;
●	existing, proposed or undeveloped technologies that may render our services less profitable or obsolete.

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

Conversion of secured convertible notes and exercise of warrants and options may have a dilutive effect on our common stock.

If the price per share of our common stock at the time of exercise of any warrants, options, or any other convertible securities is in excess of the various exercise or conversion prices of such convertible securities, exercise or conversion of such convertible securities would have a dilutive effect on our common stock. As of December 31, 2010, we had (i) outstanding warrants to purchase 54,800,000 shares of our common stock at an exercise price of $0.05 per share, and (ii) outstanding secured convertible notes which are convertible into an aggregate of 50,000,000 shares of our common stock and (iii) outstanding options to purchase 27,000,000 shares of our common stock at an average exercise price of $0.04 per share. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common stockholders.  Subsequent to December 31, 2010, holders of $76,000 of the secured convertible notes converted the notes to 19,000,000 commons shares.

Unless and until we garner analyst research coverage, we are unlikely to create long-term market value in our common stock.

Although we are a reporting company and our common stock are listed on the OTC Bulletin Board, we are unaware of any investment banking firms, large or small, that currently provide analyst research coverage on our company and, given our relatively small size within the public securities markets, it is unlikely that any investment banks will begin doing so in the near future. Without continuing research coverage by reputable investment banks or similar firms, it is considerably more difficult, and unlikely, to attract the interest of most institutional investors, which are generally considered to be very important in achieving a desirable balance in shareholder composition and long-term market value in a stock. While we intend to continue to aggressively pursue investor relations initiatives designed to create visibility for our company and common stock, and hope to garner analyst coverage in the future, there can be no assurance that we will succeed in this regard and any inability on our part to develop such coverage is likely to materially impede the realization of long-term market value in our common stock.

Since our common stock is thinly traded, it is more susceptible to extreme rises or declines in price, and you may not be able to sell your shares at or above the price you paid.

You may have difficulty reselling shares of our common stock, either at or above the price you paid, or even at a fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded, it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company, and, depending on when you determine to sell, you may not be able to obtain a price at or above the price you paid.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are currently located in San Francisco, California, at 300 Beale Street. We do not own any real property.

Item 3. Legal Proceedings.

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business.

We are not involved in any material pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

Item 4. (Removed and Reserved.)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was eligible for quotation on the OTC Bulletin Board under the symbol PPHI from February 17, 2009 through January 12, 2010.  Since January 13, 2010, our common stock has been eligible for quotation on the OTC Bulletin Board under the symbol YESD.   Prior to January 13, 2010, there was no active market for our common stock. The following table sets forth the high and low sales prices as reported on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

FISCAL YEAR 2010	HIGH	LOW
First Quarter	$0.22	$0.08
Second Quarter	$0.11	$0.05
Third Quarter	$0.05	$0.02
Fourth Quarter	$0.03	$0.02

The last reported sales price of our common stock on the OTC Bulletin Board on April 12, 2011 was $0.015. According to the records of our transfer agent, as of April 13, 2010, there were approximately 28 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock in the foreseeable future. Rather, we expect to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2010, we did not maintain any incentive stock or similar stock incentive plans.

Recent Sales of Unregistered Securities

Sales by YesDTC Holdings, Inc.

On January 11, 2011, the Company entered into a subscription agreement with two accredited investors pursuant to which the Company issued and sold an aggregate of 42,400 shares of the Company’s preferred stock for proceeds of $212,000.  The shares are convertible into 42,400,000 shares of the Company’s common stock.   As part of the offering we also issued 20,120,000 warrants to purchase common stock with an exercise price of $0.05 and which had a three year term.  The shares were issued in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act, which exempts transactions by an issuer not involving a public offering.

On December 27, 2010, the Company entered into a subscription agreement with two accredited investors pursuant to which the Company issued and sold an aggregate of 2,500,000 shares of the Company’s common stock for proceeds of $50,000.  The shares were issued in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act, which exempts transactions by an issuer not involving a public offering

On November 19, 2010, the Company entered into a subscription agreement with one accredited investor pursuant to which the Company issued and sold 2,500,000 shares of the Company’s common stock for proceeds of $50,000.  The shares were issued in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act, which exempts transactions by an issuer not involving a public offering.

On November 17, 2010, the Company entered into a subscription agreement with one accredited investor pursuant to which the Company issued and sold 7,500,000 shares of the Company’s common stock for proceeds of $150,000.  The shares were issued in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”), which exempts transactions by an issuer not involving a public offering.

Description of Securities

Authorized Capital Stock

We have authorized 1,000,000,000 shares of capital stock, par value $0.0001 per share, of which 900,000,000 are shares of common stock and 100,000,000 are shares of preferred stock.

Capital Stock Issued and Outstanding

Our issued and outstanding securities as of April 14, 2011, are as follows:

●	208,122,316 shares of our common stock;
●	42,400 shares of our Series A Convertible Preferred Stock
●
A total of 87,365,669 warrants.  An aggregate of 54,800,000 shares of our common stock issued to third parties in private placements at an exercise price of $0.05 per share, 20,120,000  shares of our common stock issued to one third party and to our CEO’s brother, Mark S. Noel  in private placements at an exercise price of $0.05 per share and 12,445,669 shares of our common stock issued to our CEO as a result to of the conversion of certain notes payable at an exercise price of $0.015 per share

●	A total of 27,000,000 common stock options
●	Convertible promissory notes issued to third parties in private placements that can currently be converted into an aggregate of 31,000,000 shares of our common stock.

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

Senior Secured Convertible Promissory Notes

In connection with the Exchange, we assumed the obligations of YesDTC under certain 5% senior secured convertible promissory notes having an aggregate principal amount of $200,000 (the “Bridge Notes”) that were issued in connection with a bridge financing and warrants to purchase 50,000,000 common shares at an exercise price of 0.10 per share .  The Bridge Notes mature in December 2011 and bear interest at 5% per annum, payable on the maturity date.  During an event of default (as defined in the Bridge Notes), the interest of the Bridge Notes will be increased to 18% per annum until paid in full.  In addition, upon the occurrence of an event of default, all principal and interest then remaining unpaid shall immediately become due and payable upon demand. Events of default include but are not limited to (i) the Company’s failure to make payments when due, (ii) breaches by the Company of its representations, warranties and covenants, and (iii) delisting of the Company’s common stock from the OTC Bulletin Board.  Subsequent to December 31, 2010, the holders of $76,000 of the notes converted them into 19,000,000 common shares including our CEO who converted his $40,000 convertible note to 10,000,000 common shares.

Pursuant to the terms of the notes, the subscribers have the right, so long as the notes are not fully repaid, to convert the notes into shares of the Company’s common stock at a conversion price of $0.004 per share as may be adjusted.  The Bridge Notes contain anti-dilution provisions, including but not limited to if the Company issues shares of its common stock at less than the then existing conversion price, the conversion price of the Bridge Notes will automatically be reduced to such lower price. The Bridge Notes contain limitations on conversion, including the limitation that the holder may not convert its note to the extent that upon conversion the holder, together with its affiliates, would own in excess of 4.99% of the Company’s outstanding shares of common stock (subject to an increase upon at least 61-days’ notice by the subscriber to the Company, of up to 9.99%).

The Bridge Notes are secured by a security interest in certain assets of YesDTC, pursuant to a security agreement Warran In connection with the Exchange, we assumed the obligations of YesDTC under certain warrants to purchase up to an aggregate of 50,000,000 shares of our common stock that were issued in connection with a bridge financing (the “Bridge Warrants”)/  The Bridge Warrants are exercisable for a period of five (5) years at an exercise price of $0.10 per share.  The Bridge Warrants contain anti-dilution provisions, including but not limited to if the Company issues shares of its common stock at less than the then existing exercise price, the exercise price of the warrants will automatically be reduced to such lower price.  The Bridge Warrants contain limitations on exercise, including the limitation that the holders may not convert their warrants to the extent that upon exercise the holder, together with its affiliates, would own in excess of 4.99% of the Company’s outstanding shares of common stock (subject to an increase upon at least 61-days’ notice by the subscriber to the Company, of up to 9.99%).

Under the terms of the notes, we were required to file a registration statement to register the shares of common stock underlying the notes and the warrants no later than 180 days from the closing of the offering and to have such registration statement declared effective no later than 365 days from the closing of the offering.  We have not filed the required registration statement and as a result (i) the exercise price of the warrants has been reduced to $0.05 per share and (ii) each subscriber is entitled to liquidated damages equal to 1% of the aggregate purchase price paid by such subscriber for the notes and warrants for each month that the Company does not file the registration statement or cause it to be declared effective.  At December 31, 2010, we have recorded a charge of $12,000 related to accrual of the liquidated damages due to the holders.

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

Characteristics of our Revenues and Expenses

We began generating revenues in July 2010 with the launch of our first product.  We marketed three products in 2010 through our network and are actively pursuing other products.

Sales and marketing expenses primarily consist of the costs of our marketing initiatives and business development expenses.

General and administrative expenses include costs attributable to corporate overhead and the overall support of our operations.  Our primary costs include charges related to common stock and options to purchase common stock issued for services and recognized as compensation, accounting, legal and other professional services, and other general operating expenses.

Market Information

We operate in one segment which is the business of direct-to-consumer services.   Although we provide services in multiple markets, these operations have been aggregated into one reportable segment based on the similar economic characteristics among all markets, including the nature of the services provided and the type of customers purchasing such services.

As we were formed on November 13, 2009 and had minimal operational activity in 2009 there is no substantive comparative period for purposes of this analysis, however, the following discusses the comparison of the operational results for the years ended December 31, 2010 and 2009.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues and Cost of Revenues.   We began marketing and selling our products in July 2010 and eventually marketed a total of three products during the year which resulted in revenues of approximately $198,000.  While we are in the formation stage of our business, we had begun to lay the groundwork for future initiatives and expect additional products in 2011. We had no revenues or cost of revenues for the year ended December 31, 2009.

Sales and Marketing.   Sales and marketing expenses for the year ended December 31, 2010 totaled approximately $539,000 as compared to approximately $59,000 for the year ended December 31, 2009. These costs primarily related to the cost of custom designed direct-to-consumer marketing campaigns.  For the year ended December 31, 2010, approximately $73,000 of the total expenses were to a company controlled by Jon Schulberg, a director of the Company, as compared to $48,000 for the year ended December 31, 2009.

General and Administrative.    General and administrative expenses for the year ended December 31, 2010 totaled approximately $2.1 million as compared to approximately $16,000 for the year ended December 31, 2009.  These costs were principally related to costs associated with legal and consulting services as well as approximately $1.7 million related to the recognition stock compensation expense due to the issuance of stock and options to purchase common stock to service providers.   Approximately $61,500 of these expenses was paid to a director for consulting services rendered.

Interest Expense.    Interest expense for the year ended December 31, 2010 totaled approximately $120,000 as compared to approximately $6,000 for the year ended December 31, 2009.  These costs primarily related to the amortization of amounts recognized as debt discounts from the issuance of warrants as part of a financing, interest on the face amount of notes, and amortization of debt issue costs including interest due on short term notes sold to our CEO.

Change in fair value of embedded conversion option.    Change in fair value of the embedded conversion option for the year ended December 31, 2010 totaled other income of approximately $4.1 million as compared to an expense of approximately $5.0 million for the year ended December 31, 2009.  These costs relate to the recognition of changes in the fair value of the embedded conversion option derivative liability of the convertible debt which was sold as part of a financing.

Change in fair value of warrant liability.    Change in fair value of warrant liability for the year ended December 31, 2010 totaled other income of approximately $4.4 million as compared to an expense of approximately $4.8 million for the year ended December 31, 2009.  These costs relate to the recognition of changes in the fair value of the warrant derivative liability issued as part of a financing.

Liquidity and Capital Resources

We have historically met our liquidity and capital requirements primarily through the public sale and private placement of equity securities and debt financing. At December 31, 2010, cash and cash equivalents totaled approximately $14,000.

Net Cash Used in Operating Activities.    Net cash used in operating activities for the year ended December 31, 2010 totaled approximately $907,000 as compared to approximately $160,000 for the year ended December 31, 2009.  The use of cash was primarily related to the acquisition of inventory for sale in our distribution network, the accumulation of accounts receivable from sales of the Wordsmart product and the prepayment of royalties for the Wordsmart product offset by accrued liabilities.

Net Cash Provided By/Used in Investing Activities.    We did not use cash in investing activities for the year ended December 31, 2010 or 2009.

Net Cash Provided By Financing Activities.  Net cash provided by financing activities for the year ended December 31, 2010 totaled approximately $473,000 as compared to approximately $608,000 for the year ended December 31, 2009. The cash provided was the result of the sale of common stock through a PIPE financing and the sale short term notes to our CEO which resulted in net proceeds of approximately $233,000 and $240,000, respectively.

Working Capital.    As of December 31, 2010, we had working capital deficit of approximately $2.0 million including approximately $2.0 million of liabilities related to derivative liabilities. Based on our current operating activities and plans, we believe our existing working capital will enable us to meet our anticipated cash requirements for at least the next twelve months.

Senior Convertible Debentures

In December 2009, we sold $200,000 of senior convertible debentures. These debentures do not require periodic interest payments but do bear an interest rate of 5% per annum and mature on December 11, 2011.  Holders of the debentures received five-year warrants to purchase an aggregate of 50,000,000 shares of common stock at an exercise price of $0.10 per share.  Subsequent to December 31, 2010, the holders of $76,000 of the notes converted them into 19,000,000 common shares including our CEO who converted his $40,000 convertible note to 10,000,000 common shares.  Under the terms of the notes, we were required to file a registration statement to register the shares of common stock underlying the notes and the warrants no later than 180 days from the closing of the offering and to have such registration statement declared effective no later than 365 days from the closing of the offering.  We have not filed the required registration statement and as a result (i) the exercise price of the warrants has been reduced to $0.05 per share and (ii) each subscriber is entitled to liquidated damages equal to 1% of the aggregate purchase price paid by such subscriber for the notes and warrants for each month that the Company does not file the registration statement or cause it to be declared effective.  At December 31, 2010, we have recorded a charge of $12,000 related to accrual of the liquidated damages due to the holders.

Short term loans – related party

From September through December 2010, we entered into a series of unsecured promissory notes with our CEO whereby he loaned the Company a total of $285,000.  The loans bear an interest rate of 10% and are due generally ninety days from their issuance date.  In November and December, the company repaid a principal amount of $45,000 related to these loans.  All of these notes were converted to common stock in a series of conversions in January and March 2011.

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

Revenue Recognition.    The Company recognizes revenue, net of actual and estimated returns, from sales to customers when the all of the components of the sale have been completed including the shipment of the item and in some cases the receipt of cash.  For certain products, the Company believes that collection is not probable until it receives the cash associated with an order at which point it recognizes the revenue associated with the corresponding sale.  The Company applies the revenue recognition principles set forth in ASC 605 which provides for revenue to be recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured.

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

Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09, “Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements.”  ASC 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on our consolidated financial position or results of operations.  Disclosures have been modified to reflect the new requirements.

The FASB has issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” This amendment affects any public entity as defined by Topic 805, Business Combinations that enters into business combinations that are material on an individual or aggregate basis. The comparative financial statements should present and disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this standard is not expected to have a material impact on our consolidated financial position and results of operations.

In December 2010 the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This update will be effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have a material impact on our consolidated financial position and results of operations.

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

Item 8. Financial Statements and Supplementary Data.

YESDTC HOLDINGS, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:
        YesDTC Holdings, Inc.

We have audited the accompanying consolidated balance sheets of YesDTC Holdings, Inc. and Subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of YesDTC Holdings, Inc. and Subsidiary as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, while the Company reported a net income of $5,681,065 it recognized other income of $8,488,800 related to derivative instruments and had cash used in operating activities of $906,735 for the year ended December 31, 2010.  Additionally, as of December 31, 2010, the company had a working capital deficit of $2,030,709 a stockholders' deficit of $2,026,217 and an accumulated deficit of $4,200,629.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management's plans as to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
April 15, 2011

YESDTC HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
Assets	2010	2009
Current Assets
Cash and cash equivalents	$14,224	$447,626
Accounts receivable	37,471	--
Inventory	68,287	150,000
Prepaid expenses	298,295	55,000
Total Current Assets	418,277	652,626

Debt issue costs, net	4,492	9,392
Total Assets	$422,769	$662,018

Liabilities and Stockholders’ Deficit

Current Liabilities
Reserve for sales returns	$4,342	$--
Accrued expenses	92,888	64,915
Accounts payable- related party	15,000	25,641
Short term loans- related party	240,000	--
Warrant liability	1,041,200	5,480,000
Embedded conversion option liability	950,000	5,000,000
Senior Secured convertible notes, net of debt discount of $75,555 and$155,555 in 2010 and 2009, respectively	84,445	4,445
Senior Secured convertible notes due to related parties, net of debt discount of $18,889 and $38,889 in 2010 and 2009, respectively	21,111	1,111
Total Liabilities	2,448,986	10,576,112

Commitments and Contingencies (Note 14)

Stockholders' deficit
Preferred stock, par value $0.0001; 100,000,000 shares authorized; none issued and outstanding at December 31, 2010 and 2009	-	-
Common stock, par value $0.0001; 900,000,000 shares authorized; 141,300,000 and 139,800,000 issued and outstanding at December 31, 2010 and 2009, respectively	14,130	13,980
Common stock issuable, par value $0.0001; 27,662,353 shares and none outstanding at December 31, 2010 and 2009, respectively	2,767	--
Additional paid-in-capital	2,174,182	(46,380)
Accumulated deficit	(4,200,629)	(9,881,694)
	(2,009,550)	(9,914,094)
Less: Subscriptions receivable	(16,667)	--
Total Stockholders' Deficit	(2,026,217)	(9,914,094)
Total Liabilities and Stockholders' Deficit	$422,769	$662,018

The accompanying notes are an integral part of these consolidated financial statements.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2010	2009
Sales	$197,578		$--

Cost of sales	210,044		--

Gross margin	(12,466)		--

Operating Expenses:

Sales and marketing	539,291		59,291
General and administrative	2,135,897		15,918
Total Operating Expenses	2,675,188		75,209

Operating Loss	(2,687,654)		(75,209)

Other income/(expense)

Interest expense	(120,081)		(6,485)
Change in fair value of embedded conversion option liability	4,050,000		(5,000,000)
Change in fair value of warrant liability	4,438,800		(4,800,000)
Total other income/(expense), net	8,368,719		(9,806,485)

Net income/(loss)	$5,681,065		$(9,881,694)

Net income/(loss) per common share – basic	$0.04	$	(0.09)
Net income/(loss) per common share – diluted	$0.03	$	(0.09)
Weighted average common shares outstanding – basic	145,235,352		110,750,000
Weighted average common shares outstanding – diluted	193,223,260		110,750,000

The accompanying notes are an integral part of these consolidated financial statements

YESDTC HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

	Preferred Stock		Common Stock
	Shares	Amount	Issuable Shares	Amount	Shares	Amount	Additional Paid-In- Capital	Accumulated Deficit	Subscriptions Receivable	Total
Opening balance	—	$—	—	$—	—	$—	$—	$—	$—	$—
Founders stock, after effect of recapitalization	—	—	—	—	90,000,000	9,000	(8,900)	—	—	100
Recapitalization	—	—	—	—	45,000,000	4,500	(4,500)	—	—	—
Issuance of common stock for cash	—	—	—	—	4,500,000	450	499,550	—	—	450,000
Offering Costs – sale of common stock	—	—	—	—	—	—	(32,500)	—	—	(32,500)
Issuance of common stock in exchange for services	—	—	—	—	300,000	30	29,970	—	—	30,000
Reclassification of fair value of private placement warrants to liability	—	—	—	—	—	—	(450,000)	—	—	(450,000)
Reclassification of services warrants to liability	—	—	—	—	—	—	(30,000)		—	(30,000)

Net loss	—	—	—	—	—	—	—	(9,881,694)	—	(9,881,694)

Balance at December 31, 2009	—	$—	—	—	139,800,000	$13,980	$(46,380)	$(9,881,694)	$—	$(9,914,094)
Issuance of common stock for cash	—	—	12,500,000	1,250	—	—	248,750	—	—	250,000
Issuance of common stock in exchange for services	—	—	15,162,353	1,517	1,500,000	150	604,783	—	—	606,450
Issuance of common stock options in exchange for services	—	—	—	—	—	—	1,308,129	—	—	1,308,129
Recognition of formation expenses	—	—	—	—	—	—	8,900	—	—	8,900
Contributed services	—	—	—	—	—	—	50,000	—	—	50,000
Receivable from investor									(16,667)	(16,667)
Net profit	—	—	—		—	—	—	5,681,065	—	5,681,065
Balance at December 31, 2010	—	$—	27,662,353	$2,767	141,300,000	$14,130	$2,174,182	$(4,200,629)	$(16,667)	$(2,026,217)

The accompanying notes are an integral part of these consolidated financial statements.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Cash Flows From Operating Activities
Net income/(loss)	$5,681,065	$(9,881,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issue costs from the issuance of convertible notes	4,900	408
Amortization of debt discount from the issuance of convertible notes	100,000	5,556
Issuance of stock options in exchange for services	1,308,129	2,500
Issuance of common stock in exchange for services	388,155	--
Issuance of founder stock in exchange for services	8,900	--
Contributed services	50,000	--
Reserve for inventory obsolescence	150,000	--
Change in fair value of warrant liability	(4,050,000)	4,800,000
Change in fair value of embedded conversion option liability	(4,438,800)	5,000,000

Changes in operating assets and liabilities:
Accounts receivable	(37,471)	--
Inventory	(68,287)	(150,000)
Prepaid expenses	(25,000)	(27,500)
Reserve for sales returns	4,342	--
Accrued expenses	27,973	64,915
Accounts payable, related party	(10,641)	25,641
Total Adjustments	(6,649,800)	9,721,519
Net Cash Used In Operating Activities	(906,735)	(160,174)

Cash Flows From Investing Activities
Net Cash Provided By (Used In) Investing Activities	--	--

Cash Flows From Financing Activities
Proceeds from sale of short term notes – Related Party	285,000	--
Repayments of short term notes – Related Party	(45,000)	--
Proceeds from sale of common stock to founders	--	100
Proceeds from sale of common stock	233,333	450,000
Offering expenses related to the sale of common stock	--	(32,500)
Proceeds from Issuance of convertible notes	--	200,000
Offering expenses related to the sale of convertible notes	--	(9,800)
Net Cash Provided by Financing Activities	473,333	607,800

Net Increase/(decrease) In Cash and Cash Equivalents	(433,402)	447,626

Cash and Cash Equivalents – Inception	447,626	--
Cash and Cash Equivalents – End of Year	$14,224	$447,626
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$--	$--
Income taxes	$--	$--
Non-cash investing and financing activities:
Fair value of derivative liability charged to debt discount	$--	$200,000
Fair value of derivative liability charged to additional paid-in capital	$--	$480,000
Common stock for services recorded as prepaid assets	$218,295	$--
Subscription Receivable recorded	$16,667	$--

The accompanying notes are an integral part of these consolidated financial statements

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

Note 2.    Summary of Significant Accounting Policies and Basis of Presentation

Going concern:    As reflected in the accompanying consolidated financial statements, while the Company has net income of $5,681,065 it recognized $8,488,800 of other income related to derivative instruments, and had net cash used in operations of  $906,735 for the period ended December 31, 2010.  Additionally, as of December 31, 2010 the Company had working capital, stockholders’ and accumulated deficits of $2,030,709, $2,026,217 and $4,200,629. These matters raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

Historically, we have financed our working capital and capital expenditure requirements primarily from long-term notes and sales of common stock.  Although we have a working capital deficit of $2,030,709 at December 31, 2010, a majority of the working capital deficit results from the derivative liabilities and we believe that with our cash balances and ability to raise additional funds, we have sufficient funds and have future cash flows to continue in operation at least through the end of 2011. While we expect to invest in our product strategy, we believe that based on our current cash and working capital position, our existing borrowing capacity and the expected growth in our business, we will be able to execute our business plan successfully and continue operations through December 2011. The forecast that our financial resources will last through that period is a forward-looking statement that involves significant risks and uncertainties. It is reasonably possible that should we require additional financing, we will not be able to obtain it to continue operations.  Furthermore, any additional equity or convertible debt financing will be dilutive to existing shareholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants. We may seek additional equity and/or debt financing to sustain our growth strategy although as of the date of these consolidated financial statements, our financial projections do not indicate that our existing operations and our expected growth plans will require us to.

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

Use of Estimates:    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses.  Actual results could differ from those estimates.  Significant estimates in the accompanying consolidated financial statements include valuation of accounts receivable, inventories, valuation of discounts on debt, valuation of the liabilities for derivative instruments,  valuation of equity based instruments issued for other than cash and the valuation allowance for deferred tax assets.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Principles of Consolidation:    The consolidated financial statements include the accounts of YesDTC Holdings, Inc. and its subsidiary.  All significant inter-company balances and transactions have been eliminated in the consolidation.

Cash and Cash Equivalents:    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk:    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents.  At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  At December 31, 2010, we did not have  any cash deposits that exceeded federally insured limits.

Accounts Receivable: We typically sell our products to end-users through the internet and record the resulting receivable net of an allowance for bad debt and net of an allowance for sales returns.

Credit terms, when extended, are based on evaluation of the customers’ financial condition and, generally, collateral is not required.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments.  Management regularly evaluates the allowance for doubtful accounts considering a number of factors.  Estimated losses are based on the aging of accounts receivable balances, a review of significant past due accounts, and our historical write-off experience, net of recoveries.  If the financial condition of our customers were to deteriorate, whether due to deteriorating economic conditions generally, in the industry, or otherwise, resulting in an impairment of their ability to make payments, additional allowances would be required.

Inventories:    Inventories consist of finished goods and are recorded at lower of cost or market, determined on a first-in-first out basis.  Impairment and other inventory write-downs are included in cost of sales.

Accounting for Derivatives:    The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for.  The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense.  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.  Equity instruments that are initially classified as equity that become subject to reclassification under this accounting standard are reclassified to liabilities at the fair value of the instrument on the reclassification date.

Fair value of financial instruments and fair value measurements:    We measure our financial and non-financial assets and liabilities in accordance with generally accepted accounting principles.  For certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities.  Amounts recorded for notes payable, net of discount, also approximate fair value because current interest rates available to us for debt with similar terms and maturities are substantially the same.

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

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

Financial Assets and Liabilities:    We currently measure and report at fair value liabilities for price adjustable warrants and price adjustable embedded conversion options in convertible debt. The fair value liabilities for price adjustable warrants and embedded conversion options has been recorded as determined utilizing the Black-Scholes option pricing model.  The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009:

	Balance at December 31, 2010	Quoted priced in active markets for identical assets( Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs ( Level 3)
Liabilities:
Fair value liability for warrant liabilities	$1,041,200	$—	$—	$1,041,200
Fair value liability for embedded conversion options	950,000	—	—	950,000
Total financial liabilities	$1,991,200	$—	$—	$1,991,200

	Balance at December 31, 2009	Quoted priced in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable input (Level 3)s
Liabilities:
Fair value liability for warrant liabilities	$5,480,000	$—	$—	$5,480,000
Fair value liability for embedded conversion options	5,000,000	—	—	5,000,000
Total financial liabilities	$10,480,000	$—	$—	$10,480,000

Following is activity through December 31, 2010 and 2009 of the fair value measurements using significant unobservable Level 3 inputs:

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Balance at November 13, 2009 (Inception)	$—
Change in fair value of derivative liability charged to other expense	$10,480,000
Ending balance at December 31, 2009	$10,480,000
Change in fair value of derivative liability recorded as other income	(8,488,800)
Ending balance at December 31, 2010	$1,991,200

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

Revenue Recognition:    The Company recognizes revenue, net of actual and estimated returns, from sales to customers when all of the components of the sale have been completed including the shipment of the item and in some cases the receipt of cash.  For certain products, the Company believes that collection is not probable until it receives the cash associated with an order at which point it recognizes the revenue associated with the corresponding sale.  The Company applies the revenue recognition principles set forth in ASC 605 which provides for revenue to be recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured.

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

Reserve for Sales Returns:  Our return policy generally allows our end users and retailers to return purchased products for refund or in exchange for new products within 30 days of end user purchase.  We estimate a reserve for sales returns and record that reserve amount as a reduction of sales and as a sales return reserve liability.

Advertising Cost:   The Company charges advertising costs to expense as incurred.   Advertising and related promotion expenses for the year ended December 31, 2010 and 2009 were $1,064,762 and $59,291, respectively.

Warranty Policy and Reserve: Our warranty policy generally allows our end users to return purchased products for refund or in exchange upon meeting certain conditions for up to two years or other defined periods depending on the product .  We estimate a reserve for warranty returns and record that reserve amount as a reduction of sales and as warranty return reserve liability.  The reserve was not material at December 31, 2010.

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

Website Development Costs: The Company accounts for website development costs in accordance with ASC 350-50-25 “Accounting for Website Development Costs”.  The Company plans on capitalizing certain of these costs in the future however, such costs incurred through December 31, 2009, have been recorded as impairment expense included in sales and marketing expense as the Company then had no revenues and was in the development stage.

Basic and Diluted Net Income/(Loss) Per Share:

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Basic net loss per share is computed on the basis of the weighted average number of common shares outstanding during each year. Diluted net loss per share is computed on the basis of the weighted average number of common shares and common stock equivalents outstanding. Common stock equivalents having an anti-dilutive effect on diluted net income (loss) per share are excluded from the calculation.

In 2010 there were 54,800,000 warrants and 10,000,000 stock options excluded from the computation of diluted net earnings per share since the effect was anti-dilutive.  In 2009 there were 54,800,000 warrants and 50,000,000 shares underlying convertible debt that were excluded from the computation of net earnings (loss) per share since the effect was anti-dilutive.

At December 31, 2010 the following common stock equivalents were outstanding which may dilute future earnings per share:

Options for common stock	27,000,000
Warrants for common stock	54,800,000
Convertible debt	50,000,000
Total	131,800,000

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

Reclassifications.    Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year consolidated financial statements.  These reclassifications have no effect on the previously reported net loss.

Recent Accounting Pronouncements: In February 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09, “Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements.”  ASC 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on our consolidated financial position or results of operations.  Disclosures have been modified to reflect the new requirements.

The FASB has issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” This amendment affects any public entity as defined by Topic 805, Business Combinations that enters into business combinations that are material on an individual or aggregate basis. The comparative financial statements should present and disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this standard is not expected to have a material impact on our consolidated financial position and results of operations.

In December 2010 the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This update will be effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have a material impact on our consolidated financial position and results of operations.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

Note 3.    Accounts receivable

The Company’s accounts receivable is comprised of:

	December 31, 2010	December 31, 2009
Trade receivables	$37,471	$--
Total	$37,471	$--

Bad debt expense for the years ended December 31, 2010 and 2009 was $0 and $0, respectfully.

Note 4.    Inventory

The Company’s inventory is comprised of:

	December 31, 2010	December 31, 2009
Inventory held for resale	$68,287	$150,000
Total	$68,287	$150,000

At December 31, 2010, the Company recorded a write-down of inventory of $150,000 due to obsolescence.  Refer to Note 14 for additional disclosure regarding certain minimum annual purchases related to inventory held for resale.

Note 5.    Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2010	December 31, 2009
Website related expenses	$23,731	$10,500
Accrued Interest	15,702	521
Rent	14,840	--
Professional fees	14,459	--
Product royalties	1,656	--
Accrued liquidated damages	12,000	--
Inventory purchases	--	50,000
Other	10,500	3,894
Total	$92,888	$64,915

Note 6.    Short Term Loans – Related Party

At December 31, 2010, the Company’s has loans due to its President and Chief Executive Officer (“CEO”) as follows of:

	December 31, 2010	December 31, 2009
Short term loans	$240,000	$--
Total	$240,000	$--

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

From September 2010 through December 2010, we entered into a series of unsecured promissory notes with our CEO whereby he loaned the Company a total of $285,000.  The loans bear an interest rate of 10% and are generally due ninety days from their issuance date.  In November and December 2010, the company repaid a principal amount of $45,000 related to these loans.  All of the remaining notes were converted to common stock in a series of conversions in January and March 2011.  (Refer to Note 16)

Note 7.    Senior Secured Convertible Notes

In December 2009, the Company issued  5% senior secured convertible promissory notes due December 2011 having an aggregate principal amount of $200,000 and five-year warrants exercisable into 50,000,000 shares of our common stock at an exercise price of $0.10 per share.   The notes are convertible into 50,000,000 shares of our common stock.   The notes are secured by a security interest in substantially all assets of the Company, pursuant to a security agreement. All of the shares of common stock underlying the notes and warrants are subject to a registration rights agreement under which we are obligated to file a registration statement covering such shares within 180 days of the closing date of the financing and to use our best efforts to cause such registration statement to be declared effective within 365 days of the closing date.  Holders of our securities issued in the financing also have the right to seek “piggyback” registration of their shares in certain circumstances.  Mr. Noel, our President and Chief Executive Officer purchased $40,000 of the notes convertible into 10,000,000 common shares and warrants are exercisable into 10,000,000 shares of our common stock at an exercise price of $0.10 per share under the same terms and conditions as our other investors.  Subsequent to December 31, 2010, the holders of $76,000 of the notes converted them into 19,000,000 common shares including our CEO who converted his $40,000 convertible note to 10,000,000 common shares. (Refer to Note 16)

Pursuant to the terms of the notes, the subscribers have the right, so long as the notes are not fully repaid, to convert the notes into shares of the Company’s common stock at a conversion price of $0.004 per share, as may be adjusted.  The notes contain anti-dilution provisions, including but not limited to if the Company  issues shares of its common stock at less than the then existing conversion price, the conversion price of the Bridge Notes will automatically be reduced to such lower price. The notes contain limitations on conversion, including the limitation that the holder may not convert its note to the extent that upon conversion the holder, together with its affiliates, would own in excess of 4.99% of the Company’s outstanding shares of common stock (subject to an increase upon at least 61-days’ notice by the subscriber to the Company of up to 9.99%).

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

Under the terms of the notes, we were required to file a registration statement to register the shares of common stock underlying the notes and the warrants no later than 180 days from the closing of the offering and to have such registration statement declared effective no later than 365 days from the closing of the offering.  We have not filed the required registration statement and as a result (i) the exercise price of the warrants has been reduced to $0.05 per share and (ii) each subscriber is entitled to liquidated damages equal to 1% of the aggregate purchase price paid by such subscriber for the notes and warrants for each month that the Company does not file the registration statement or cause it to be declared effective.  At December 31, 2010, we have recorded a charge of $12,000 related to accrual of the liquidated damages due to the holders.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

The Company also granted the subscribers, until the later of one year from the closing or so long as the notes are outstanding, a right of first refusal in connection with future sales by the Company of its common stock or other securities or equity linked debt obligations, except in connection with certain circumstances.

Due to the price protection feature of the convertible note embedded conversion option and the warrants issued with the notes, both the embedded conversion options and warrants were determined to be derivative liabilities to be bifurcated and reflected at fair value on the accompanying consolidated balance sheet.  (see Note 8) The fair value liability of the warrants was $5,000,000 and was allocated $200,000 to debt discount and $4,800,000 to other expense.  The entire $5,000,000 fair value of the embedded conversion options was charged to other expense.  The debt discount is being amortized to interest expense over the two-year debt term.  Interest expense totaled approximately $114,000 and $6,000 for the years ended December 31, 2010 and 2009, respectively.

In connection with the notes, the Company incurred placement agent fees totaling $9,800. These financing costs are recorded as an other asset, debt issue costs and are being amortized ratably through December 2011.

Note 8.    Derivative Liabilities

In June 2008, the FASB issued an accounting standard related to the accounting for derivative financial instruments indexed to a company’s own stock.  Under this standard, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The conversion feature of the Company’s notes, warrants issued with the notes, and warrants issued in the private placement of common stock and for services (see Notes 7 & 9) do not have fixed settlement provisions because their conversion and exercise prices, respectively, may be lowered if the Company issues securities at lower prices in the future.  The Company was required to include the reset provisions in order to protect the note holders from the potential dilution associated with future financings.  In accordance with this standard, the conversion feature of the notes was separated from the host contract, the notes, and recognized as an embedded derivative instrument.  Both the conversion feature of the notes and the warrants have been re-characterized as derivative liabilities. The fair value of these liabilities are re-measured at the end of every reporting period with the change in value reported in the statement of operations as other expense or income.  The derivative liabilities were initially valued in 2009 on the issuance dates using the Black-Scholes option pricing model and the following assumptions:

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

The warrants issued with the private placement and for services were recorded as equity as part of the cash sale and then the fair value ($450,000 ad $30,000, respectively) was immediately reclassified to liabilities.  Due to the high volatility assumptions used in the Black-Scholes computation, there was no change in fair value of the derivative liabilities from the issuance date through December 31, 2009.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

During 2010 the change in fair value of the embedded conversion option liability and warrant liability was $4,050,000 and $4,438,800, respectively, reflected as other income in the accompanying consolidated financial statements.

The derivative liabilities were valued as at December 31, 2010 using the following assumptions under the Black-Scholes model:

December 31, 2010
Debenture conversion feature:
Risk-free interest rate	0.74%
Expected volatility	270%
Expected life (in years)	1
Expected dividend Yield	-

Warrants:
Risk-free interest rate	0.74%
Expected volatility	270%
Expected life (in years)	4
Expected dividend Yield	-

Note 9.    Capital Stock

The Company is authorized to issue 100,000,000 shares of preferred stock at a par value of $0.0001.  There were no issuances of preferred stock as of December 31, 2010 and 2009. Refer to Note 16 for a description of sales of preferred stock subsequent to December 31, 2010.

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

Reverse Merger and Recapitalization

On December 11, 2009, the Company consummated a reverse merger and recapitalization transaction with an inactive publicly held company.  The Company is deemed to have issued 45,000,000 common shares to the pre-merger public company stockholders.  All share and per share data in the accompanying consolidated financial statements has been retroactively restated for the recapitalization. (See Note 10)

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Sale of Common Stock for Cash

On December 27, 2010, the Company entered into a subscription agreement with two accredited investors pursuant to which the Company issued and sold an aggregate of 2,500,000 shares of the Company’s common stock for proceeds of $50,000, or $0.02 per share.

On November 19, 2010, the Company entered into a subscription agreement with one accredited investor pursuant to which the Company issued and sold 2,500,000 shares of the Company’s common stock for proceeds of $50,000, or $0.02 per share.

On November 17, 2010, the Company entered into a subscription agreement with one accredited investor pursuant to which the Company issued and sold 7,500,000 shares of the Company’s common stock for proceeds of $150,000, or $0.02 per share.

In December 2009, we issued 450 units in a private placement to two investors (the “Private Placement”), consisting of an aggregate of 4,500,000 shares of our common stock and five-year warrants to purchase 4,500,000 shares of common stock exercisable at $0.10 per share for $10,000 per unit, or $450,000.  The warrants contain provisions whereby if the Company sells common stock in a qualified offering should the issue price be lower than the current exercise price of the warrants they will be automatically reset to that lower price.  For a period of 12 months from the closing date of the Private Placement, holders of our shares issued in the Private Placement, as well as the shares of common stock underlying the warrants issued in the Private Placement, have the right to seek “piggyback” registration of their shares in certain circumstances. The Company paid $32,500 is cash offering costs which was charged to paid-in capital. The warrants were determined to be derivative liabilities.  (See Note 8)

Sale of Common Stock in Exchange for Services

Investor services agreements

In September and November 2010, we entered into agreements with five separate service providers to provide a variety of investor related services over periods ranging from six to twelve months.  The resulting agreements required us to issue 13 million restricted common shares which we valued at $316,450.  The shares vest ratably over the service periods.  The shares value was recorded as a prepaid asset.  The agreements are terminable by either party with various notice periods.  The Company will recognize the expense of  $316,450 associated with the grants over the contract periods.  The expense was determined using the fair value of the common stock on the day of the grant ranging from $0.021 to $0.0315.  As of December 31, 2010, we recognized approximately $50,000 related to these grants.

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

The Company will recognize the expense of approximately $85,000 associated with the 500,000 share grant over the twelve month vesting period and the monthly $5,000 of stock-based expense as the related shares are paid, and then expense all other costs associated with the agreement as they are incurred.  The expense for the 500,000 shares was determined using the $0.17 per share closing stock price on the day of the grant which was the contract date of February 11, 2010. In year ended December 31, 2010 the Company became obligated to issue 1,662,353 common shares, respectively, to the vendor as payment of the $5,000 monthly stock-based fees. As of December 31, 2010, we had recognized approximately $133,000 related to this grant.

Consulting agreement with our CFO

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

In January 2010, our CFO, when he joined the Company, signed a one-year consulting agreement, to perform accounting related services, which includes monthly payments of $5,000 and allows the CFO to purchase 1,500,000 restricted common shares at a price of $0.0001.  The shares vest ratably over two years.  The agreement is terminable by either the Company or our CFO with 10 days notice.  The Company will recognize the expense of $150,000 associated with the grant over the contract period.  The expense was determined using the fair value of the common stock on the day of the grant which was equivalent to the $0.10 per share price paid by investors in the PIPE transaction concluded in December 2009 which was last sale of common shares to a third party.  As of December 31, 2010, we recognized $150,000 related to this grant.

Legal services agreement with our outside counsel

In December 2009, we agreed to issue 300,000 common shares and 300,000 warrants to purchase our common stock to our legal services provider.  We issued 30,000 of the shares in December 2009 and the remaining 270,000 were issued in April 2010.

For a period of 12 months from the issuance of the common stock and warrants, the holder has the right to seek “piggyback” registration of their shares in certain circumstances.  The expense of $30,000 was recognized over 12 months which is the service period and as of December 31, 2010 all of the expense was recognized.  The warrants were determined to be derivative liabilities.  (See Note 8)

Contributed Capital

Upon formation through the period ended December 31, 2010, the Company’s Chief Executive Officer has not taken a salary.  From inception through the period ended December 31, 2009, the value of these amounts was determined to be de minimis.  For the year ended December 31, 2010, we valued these services at $50,000 and recorded them as compensation expense.  Management believes its estimate of the value of services provided by the CEO is reasonable.

Common Stock Options Issued in exchange for services

Compensation to the Board of Directors

In September 2010, for services rendered, the Board of Directors approved the issuance of 2 million options to purchase our common stock exercisable at $0.02 per share which were immediately vested to each of our five outside directors which resulted in a total of 10 million options to purchase our common stock to be issued. The Company recognized the expense of approximately $299,000 associated with the options in the period they were issued.  The options to purchase common stock granted to the vendor were valued using the Black-Scholes valuation model with the following assumptions: volatility of 253% based on a historical volatility analysis, expected term of 5 years based on the option term, zero expected dividends, and risk free interest rate of 0.74%.

Direct Response Marketing Services Agreement with a Related Party

In January 2010, the Company entered into an agreement with Mr. Jon Schulberg, a member of the board of directors, to provide direct response advertising and marketing services.  The agreement provides that Mr. Schulberg and his company Schulberg Media Works will perform certain agency creation production and management services.  In exchange for the services, Mr. Schulberg will receive 10 million options to purchase our common stock exercisable at $0.07 per share.  The options will vest quarterly beginning June 30, 2010 and become fully vested as of March 31, 2011.    In addition to the options, Mr. Schulberg will invoice the Company for services performed with an agreed upon discount of 20%.  Mr. Schulberg will also be entitled to a 3% royalty fee on campaigns and product launches which Mr. Schulberg or his company produces and manages, to date no such commissions have been earned.  Further, the Company will issue Mr. Schulberg an additional 10 million options to purchase our common stock if the Company achieves $8 million in revenue for 2010.  The options will immediately vest and have an exercise price of $0.07.  The Company will recognize the expense of $1,000,000 associated with the first 10,000,000 options over the vesting period.  The options to purchase common stock granted to the vendor were valued using the Black-Scholes valuation model with the following assumptions: volatility of 723% based on a historical volatility analysis, expected term of 5 years based on the option term, zero expected dividends, and risk free interest rate of 1.40%.  We determined that the common stock options had a fair value of $0.10 per share.  As of December 31, 2010, we had recognized $800,000 related to this grant.

In September 2010, for additional direct response advertising and marketing services to be rendered by Mr. Schulberg, we issued Mr. Schulberg 4 million options to purchase our common stock exercisable at $0.02 per share which were immediately vested. The Company recognized the expense of approximately $120,000 associated with the options in the period they were issued.  The options to purchase common stock granted to the vendor were valued using the Black-Scholes valuation model with the following assumptions: volatility of 253% based on a historical volatility analysis, expected term of 5 years based on the option term, zero expected dividends, and risk free interest rate of 0.74%.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Services Agreement with our General Manager

In September 2010, in addition to the 2 million options he received for his board of directors service, we issued Mr. Kirsebom 3 million options to purchase our common stock for investor relations and marketing services to be rendered by Mr. Kirsebom, our general manager and a member of the board of directors, exercisable at $0.02 per share which were immediately vested. The Company recognized the expense of approximately $90,000 associated with the options in September 2010.  The options to purchase common stock granted were valued using the Black-Scholes valuation model with the following assumptions: volatility of 253% based on a historical volatility analysis, expected term of 5 years based on the option term, zero expected dividends, and risk free interest rate of 0.74%.

The Company uses the Black-Scholes option pricing model to value options granted to employees, directors and consultants. Compensation expense, including the effect of forfeitures, is recognized over the period of service, which is generally the vesting period.  Stock-based compensation for the amortization of stock options granted under the Company’s stock option plans totaled approximately $708,000 during the year ended December 31, 2010.  Stock-based compensation is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.  The unamortized amount of stock options expense was $200,000 as of December 31, 2010 which will be recognized over the next six months.

The fair values of stock option grants were calculated on the dates of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

September 2010 Grant Date

Risk-free interest rate	0.74%
Expected volatility	253%
Expected life (in years)	5
Expected dividend yield	0%
Weighted average per share grant date fair value	$0.06

The risk-free interest rate was based on rates established by the Federal Reserve for the expected term.  The Company’s expected volatility was based upon the historical volatility for its common stock.  The expected life of the Company’s options was determined using the simplified method (as these options have the same characteristics whether employee or non-employee options) as a result of limited historical data regarding the Company’s activity.  The dividend yield is based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

Note 10.    Reverse Merger and Recapitalization

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

At the closing of the Exchange, each share of YesDTC’s common stock issued and outstanding immediately prior to the closing of the Exchange was exchanged for the right to receive one share of PR Complete Holdings, Inc.  common stock. Accordingly, an aggregate of 90,000,000 shares of our common stock were issued to the YesDTC shareholders.  50,000,000 of those shares were issued to our Chief Executive Officer, Joseph Noel and the remaining 40,000,000 to Allay Online Marketing, LLC of which Mr. Noel had been a  25% owner and which was disbanded in 2010 and the underlying shares issued to the members.  Since the stockholders of YesDTC, Inc. obtained an approximate 67% voting control and management control of PR, this transaction was accounted for as a recapitalization of YesDTC, Inc. (see Note 9).  All share and per share data in the accompanying consolidated financial statements has been retroactively restated for the recapitalization.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Immediately following the closing of the Exchange under an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, PR Complete Holdings, Inc. transferred all of its pre-Exchange assets and liabilities to a wholly-owned subsidiary, PR Complete Acquisition, Inc. Thereafter pursuant to a stock purchase agreement, PR Complete Holdings, Inc. transferred all of the outstanding capital stock of PR Complete Acquisition, Inc.  to a former officer of PR Complete Holdings, Inc.  in exchange for the cancellation of 49,234,136 shares of  common stock that she owned, with 45,000,000 shares of common stock held by pre-merger stockholders.   (See Note 9)

Note 11.    Stock Option Plans

As of December 31, 2010, our Board of Directors has not adopted an incentive stock option plan to issue stock options to employees, service providers or directors.   The company issued the following stock options during the year ended December 31, 2010 as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding as of December 31, 2009	--	$--

Granted during 2010	27,000,000	0.04
Exercised	--	--
Forfeited /expired	--	--
Outstanding as of December 31, 2010	27,000,000	$0.04

The weighted average fair value of the options granted during 2010 was $0.06.

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2010:

Options Outstanding						Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Proceeds Upon Exercise	Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
$0.07	10,000,000	9.0	$0.07	$700,000	$1,000,000	7,500,000	$0.07	9.0	$382,500
$0.02	17,000,000	9.75	0.02	340,000	5,100,000	17,000,000	0.02	9.75	17,000
	27,000,000	9.52	$0.06	$1,040,000	$6,100,000	24,500,000	$0.04	5.80	$399,500

The intrinsic value is calculated as the difference between the closing price of the Company’s common stock at December 31, 2010, which was $0.019 per share, and the exercise price of the options.  The number of shares issuable upon the exercise of outstanding options, and the proceeds upon the exercise of such options, will be lower if an option holder elects to exercise on a cashless basis.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Note 12.    Stock Warrants

The Company has issued warrants to purchase shares of common stock which expire at various dates through December 2014.  Changes in warrants outstanding for the year ended December 31, 2010 and 2009 was as follows:

Number of Warrants	Weighted Average Exercise Price

Issued during 2009	54,800,000	$0.10
Exercised during 2009	--	--
Forfeited/expired	--	--
Warrants outstanding as of December 31, 2009	54,800,000	$0.10
E Issued during 2010	--	--
E Exercised during 2010	--	--
Forfeited/expired	--	--
Warrants outstanding as of December 31, 2010	54,800,000	$0.05

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2010:

Warrants Outstanding					Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Proceeds Upon Exercise	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
$0.05	54,800,000	4.0	$0.05	$2,740,000	54,800,000	$0.05	4.0
	54,800,000	4.0	$0.05	$2,740,000	54,800,000	$0.05	4.0

There is no intrinsic value associated with the Company’s warrants outstanding or exercisable as of December 31, 2010.

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

The Company uses the Black-Scholes valuation model to value options or warrants granted to employees, directors and consultants.  Compensation expense, including the effect of forfeitures, is recognized over the period of service, generally the vesting period.  Stock-based compensation for the amortization of stock-based legal fees consisting of 300,000 warrants totaled $2,500 for the year ended December 31, 2009.  Stock-based compensation is included in general and administrative expenses in the accompanying consolidated statements of operations. The Company recognized $27,500 of  stock-based legal fees as of December 31, 2010 included in prepaid expenses. The fair values of stock option grants were calculated on the dates of grant using the Black-Scholes option valuation model and the following weighted average assumptions:

Year Ended December 31, 2009

Risk-free interest rate	1.38%
Expected volatility	1,042%
Expected life (in years)	5
Expected dividend yield	0%

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

Note 13.    Income Taxes

The provision for income taxes using the statutory Federal tax rate as compared to the Company’s effective tax rate for the year ended December 31, 2010 and 2009 is summarized as follows:

	2010	2009
Federal statutory rate	34.0%	(34.0)%
State taxes	(1.7%)	(3.5)%
Permanent differences	(50.5%)	33.73%
Change in valuation allowance	18.2%	-%
Other	-%	3.77%
Effective tax rate	0.0%	0.0%

The Company files income tax returns for the Company and its subsidiaries in the United States with the Internal Revenue Service and with various state jurisdictions.  As of December 31, 2010, the tax returns for the Company for the 2010 and 2009 years remain open to examination by the Internal Revenue Service and various state authorities.

Deferred tax assets (liabilities) consist of the following at December 31, 2010 and 2009:

	2010	2009
Deferred Tax Assets:
Net operating loss carryforwards	$718,810	$40,946
Inventory Reserve	56,247	--
Stock Options	288,735	--
Total deferred tax assets	1,063,792	40,946

Deferred Tax Liabilities:
Prepaid stock-compensation	--	11,249
Total deferred tax liabilities	--	11,249

Net deferred tax assets	1,063,792	29,697
Valuation allowance	(1,063,792)	(29,697)
Net	$-	$-

Accounting for Uncertainty in Income Taxes

Upon formation, the Company adopted the FASB’s guidance on accounting for uncertainty in income taxes.  In accordance with this guidance, interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable.  No interest and penalties were recorded during the period ended December 31, 2010.  As of December 31, 2010, no liability for unrecognized tax benefits was required to be recorded.

Net Operating Loss (NOL) Carryforward Usage Limitations

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

The Company has approximately $1.9 million of NOL carryforwards at December 31, 2010. The Company has not utilized any of its NOL carryforwards as it has never reported taxable income.  The Company has applied a full valuation allowance against deferred tax assets related to its NOL carryforwards.  The increase in the valuation allowance in 2010 was $1,034, 095.  Federal NOLs will begin expiring in 2029.  State NOLs will begin expiring in 2012.

Valuation Allowance

In assessing the realizability of deferred tax assets, the Company has considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, under the applicable financial reporting standards, the Company is allowed to consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. A full valuation allowance has been recorded for the deferred tax asset balance as of December 31, 2010. The change in valuation allowance was approximately $1.7 million for the year ended December 31, 2010.  A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance, net of appropriate reserves.

Note 14.    Commitments and Contingencies

Lease Obligations.    The Company has no operating lease obligations.

Minimum Purchase Commitments.    The Company entered into a 6 year distribution agreement in December 2009 with a vendor to purchase and distribute certain products in Japan.  The contract called for minimum purchase commitments as follows:

As of December 31, 2010, total minimum purchase commitments were as follows:

Year Ending December 31,	Units	Amounts
2010	150,000	$1,500,000
2011	180,000	1,800,000
2012	216,000	2,160,000
2013	259,000	2,590,000
	805,000	$8,050,000

The Company did not purchase the required minimum amounts in 2010 and is currently in negotiation with the vendor to amend the purchase requirements and the sole remedy of the vendor for the Company not meeting the minimum purchase commitment is that the vendor may cancel the distribution agreement.   As of December 31, 2010 the vendor has not taken any such actions.

A company controlled by our CEO, Mr. Noel, performs consulting services for the vendor and is paid in fully vested common stock for those services.  Mr. Noel is not a control person of the vendor and is not an officer or director of the vendor, and  the vendor does not consider Mr. Noel, Allay or the Company, individually or in the aggregate, to be in a position to exercise control over the business or affairs of the vendor a result of the ownership of the securities or otherwise.  Other than pursuant to the terms of such securities, there are no restrictions on the disposition of shares by any of the foregoing persons of entities.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

WordSmart License

On October 18, 2010, the Company entered into a License Agreement with WordSmart Corporation (“WordSmart”) for the “WordSmart” Product Line (the “License Agreement”). Pursuant to the License Agreement:

●
WordSmart granted the Company, among other things, (i) an exclusive limited license to market, distribute and sell the vocabulary building educational product known as WordSmart in the United States, Canada, United Kingdom, New Zealand, Australia, Ireland and South Africa markets and (ii) a non-exclusive right to manufacture the related products.

●
The Company agreed to pay WordSmart royalties of 5% of Net Collected Sales (as defined in the License Agreement) plus additional royalties to pay for the services of Alex Trebek and other actors.  Royalty payments are due quarterly.

●
The Company agreed to make advance non-refundable payments of $100,000 to WordSmart to be recorded as a prepaid asset, which will be credited against future royalties. Of this $100,000, $25,000 was due upon signing and has been paid, and the remaining $75,000 was paid in full in February 2011. $50,000 of the $100,000 payment is fully refundable if WordSmart fails to amend in writing its services agreement, dated as of January 24, 2007, with Gargoyle Productions, pursuant to which Alex Trebek acts as an endorser of the WordSmart product line, for a period of no less than two years at a royalty rate that is at least as favorable as the current one.

●
If WordSmart fails to reacquire the services of Alex Trebek for a period of at least two years under terms and conditions acceptable to the Company within 60 days of the Effective Date, the Company may terminate the License Agreement in its entirety.

●
The License Agreement has a term of one year, and may be renewed at the option of the Company, for up to 4 additional one year terms, subject to certain conditions including the receipt by WordSmart of at least $50,000 during each calendar quarter during the one year period immediately preceding the renewal term.

Note 15.    Related Parties

$40,000 of the gross senior convertible notes (before applying the debt discount), and warrants that are exercisable into 10,000,000 shares of our common stock at an exercise price of $0.10 per share are held by our president/CEO who is also a principal stockholder. Subsequent to December 31, 2010, the notes were converted to common stock (see Note 16).

At December 31, 2010 and 2009, there was $15,000 and $25,641 due to two service providers who are affiliated with Directors of the Company.

At December 31, 2010, the Company had sold $240,000 of short term notes to its CEO.  The notes bear a 10% interest rate and are generally due within 90 days of their issuance.

The Company incurred approximately $147,000 and $56,000 of expenses in the years ended December 31, 2010 and 2009 to related parties who are affiliated with Directors of the Company.

Note 16.    Subsequent Events

Marketing Agreement -- Shares Issued in Exchange for services

As part of the Marketing Agreement disclosed in Note 9, the Company has become obligated to issue 599,681 common shares to the vendor as payment of $5,000 monthly stock-based fees for the three month period ended March 31, 2011.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Loans with a related party

In January and February 2011, we entered into six unsecured promissory notes with our CEO and an entity controlled by him whereby he loaned the Company $15,000, $30,000, $58,000, $30,000, $10,000 and $50,000.  The loans bear an interest rate of 10% and are due on or before April 5, 2011.    See the additional disclosure regarding the conversion of the notes to common stock below.

Issuance of Series A Convertible Preferred Stock

In January 2011, the Company designated Series A Convertible Preferred Stock.  The Series A is convertible into 1,000 shares of common stock for each Series A share, has a liquidation preference at $5.00 per share stated value over any other classes of capital stock, votes on an as converted basis and accrued dividends at a rate of 10% of stated value of shares outstanding whether or not declared by the Board.  A holder of Series A may not convert if upon such conversion the holder, together with its affiliates, would own in excess of 4.99% of the Company’s outstanding shares of common stock (subject to an increase upon at least 61-days’ notice by the subscriber to the Company of up to 9.99%).

On January 11, 2011, the Company completed an offering of Series A Convertible Preferred Stock to two investors one of which is our CEO’s brother, Mark Noel.   The two investors purchased 42,400 preferred shares for an aggregate purchase price of $212,000 or $0.20 per preferred share.  The preferred shares are convertible into 42,400,000 shares of our common stock $0.0001 par value.   As part of the offering the investors were also issued 20,120,000 warrants with an exercise price of $0.05, subject to reduction as described in the offering documents.  The warrants shall be exercisable until three (3) years after their issue date.

Conversion of short term debt – related party

On March 14, 2011, Mr. Noel converted $97,000 of his 2010 promissory notes and $20,000 of his 2011 promissory notes at $0.015 per share which  resulted in Mr. Noel being issued 7,800,000 common shares. Mr. Noel waived repayment of $3,300 of accrued but unpaid interest which will be recognized as a gain in contributed capital.   Mr. Noel was also issued warrants to purchase an aggregate of 7,800,000 shares of the Company’s common stock at an exercise price of $0.015 per share for a term of 3 years. The Company will recognize approximately $115,000 associated with the issuance of the warrants in the three months ended March 31, 2011.  The warrants to purchase common stock granted to Mr. Noel were valued using the Black-Scholes valuation model with the following assumptions: volatility of 270% based on a historical volatility analysis, expected term of 3 years based on the option term, zero expected dividends, and risk free interest rate of 1.24%.

On March 7, 2011, Mr.  Noel converted $118,000 of his 2011 promissory notes at a rate of $0.0254 to 4,645,669 common shares.  No interest was calculated on any of the note balances and Mr. Noel waived repayment of the unpaid interest. In connection with the conversion of the promissory notes, Mr. Noel was also issued warrants to purchase an aggregate of 4,645,669 shares of the Company’s common stock at an exercise price of $0.0254 per share for a term of 3 years. As a result of the conversion, the Company will recognize a gain as contributed capital on the forgiveness of accrued but unpaid interest relating to the notes of approximately $1,000.  The Company will recognize approximately $116,000 associated with the issuance of the warrants in the three months ended March 31, 2011.  The warrants to purchase common stock granted to Mr. Noel were valued using the Black-Scholes valuation model with the following assumptions: volatility of 270% based on a historical volatility analysis, expected term of 3 years based on the option term, zero expected dividends, and risk free interest rate of 1.24%.

On January 7, 2011, Mr. Noel converted a total of $174,000 of 2010 promissory notes together with accrued but unpaid interest of $3,292 into an aggregate of 7,114,613 shares of the Company’s common stock at a conversion rate of $0.025 which was equal to the quoted market price on the January 7, 2011.  Mr. Noel waived repayment of $1,300 of accrued but unpaid interest which will be recognized as a gain in contributed capital.

Conversion of senior secured convertible debt

On various dates in January, February and March 2011, holders of $76,000 of senior secured convertible notes, including our CEO who converted a note in the principal amount of $40,000, dated December 19, 2009 converted the notes into an aggregate of 19,000,000 shares of the Company’s common stock. The notes were converted at a rate of $0.004 per share as described in the note agreements.  The Company will recognize as interest expense approximately $36,000 of capitalized debt discount initially capitalized upon their issuance in 2009 as part of the recognition of the conversion of these notes in the three months ending March 31, 2011.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Marketing Agreement with Medical Alarm Concepts Holding, Inc and Acquisition of 7.43% Ownership Position

In April 2011, we entered into a marketing agreement with Medical Alarm Concepts Holding, Inc. (“MACH”) where the two firms will engage in the sale of Medical Alarm Concepts Holding’s MediPendant, personal medical alarm product. Under the terms of the agreement, we were reimbursed for expenses incurred during the test marketing phase in the form of restricted shares in Medical Alarm Concepts Holdings.  As a result, the Company now owns 19,622,222 shares of MACH, which is approximately 7.43% of total outstanding shares.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of December 31, 2010, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, our management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permanently exempts smaller reporting companies.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their ages as of April 14, 2011 were as follows:

Name	Age	Position

Joseph A. Noel	50	Director and Chief Executive Officer
Christian Kiresbom (1)	48	Director and General Manager
William J. Bush, CPA	46	Chief Financial Officer
William Scigliano (1)(2)	50	Director, Chairman of the Board
Jon Schulberg(2)	52	Director
Carrie A. Snyder(1)	43	Director
Scott Keith(2)	44	Director
__________________
(1) Member of our Audit Committee.
(2) Member of our Governance & Compensation Committee.

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

Christian Kirsebom
General Manager  & Director

Mr. Kirsebom became General Manager in September 2010 and joined the board of directors in December 2009 and has more than 15 years of experience in both corporate finance and investment banking.  From January of 2009 to December 2009, Mr. Kirsebom was a Partner with ISIS Capital Management, a private equity firm specializing in the software industry.  He was responsible for the group’s M&A and divestiture activities.  From July 2005 to December 2008, he worked at Jefferies & Company, where he was Senior Vice President and responsible for the firm’s Scandinavian institutional trading business.  From January 2001 to June 2005, he worked at Pacific Growth Equities, Inc., where he served as Senior Vice President, Corporate Finance Group and then later as a Partner on the sales and trading desk covering European Institutions.  From January 1999 to January 2001, he was a Senior Vice President at Hambrecht & Quist in their Institutional Sales department (now part of JP Morgan), which was a leading technology investment bank.  Mr. Kirsebom started his banking career at Van Kasper & Company (acquired by Wells Fargo), where he performed a wide range of corporate finance services, including M&A, private placements and public offerings.  He received a Candidatus Magisterii degree in Economic History and Political Science from University of Oslo, Norway and an MBA from the University of San Francisco.

Mr. Kirsebom was selected to serve as a director on our Board due to his extensive knowledge of the capital markets and his experience in assessing business strategies taking into account any accompanying risks.

William Bush
Chief Financial Officer

William Bush became our Chief Financial Officer in January 2010 and has over 20 years of experience in accounting, financial support and business development. Prior to joining YesDTC , Mr. Bush, from September 2008 thru February 2010, was CFO of Solar Semiconductor, Inc. a private company and one of the leading manufacturers of solar panels in India, helping the company to reach $100 million in sales in its first 15 months of operation.  From January 2006 through December 2007, he was CFO of ZVUE Corporation (NASDAQ: ZVUE) a leading distributor of online content.  From September 2002 December 2005, he was CFO of International Microcomputer Software, Inc. (OTCBB: IMSI) a leading distributor of productivity software.  Prior to these positions, he was a director of business development and corporate controller for buzzsaw.com .  Buzzsaw.com Inc., where he was one of the founding members. The company was later spun-off from Autodesk, Inc. in 1999. From 1997 to 1999, Mr. Bush worked as the corporate controller at Autodesk, Inc. (NasdaqGM:ADSK), the fourth largest software applications company in the world. Bill also spent seven years in public accounting with Ernst & Young and Price Waterhouse. Mr. Bush holds a B.S. in Business Administration from U.C. Berkeley and is a Certified Public Accountant. He currently serves on the Board and is the chairman of the Audit Committee of Towerstream (NASDAQ:TWER), a leading supplier of WiMax services; and FindEx.com (OTCBB:FIND) a developer and supplier of software products.

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

Director
Carrie A. Snyder

Ms. Snyder joined the board of directors in December 2009 and is a finance and investment industry veteran.  She has experience working with clients across a wide range of industry sectors and has managed all aspects of the transaction execution process including deal origination, valuation and financial modeling, creation of offering memorandums, management presentations and related deal documentation, identification of potential buyers/investors, management road shows and due diligence.  She has advised on multiple M&A transactions totaling over $5.0 billion and on more than $8.0 billion in public and private debt and equity financings.  Ms. Snyder also worked in equity research where she helped maintain research coverage of multiple communications equipment, telecom and technology companies. Ms. Snyder began her investment banking career at JP Morgan Chase in New York City, and then moved to Salomon Smith Barney.  Later she joined Pacific Growth Equities’ Equity Research division in 2003 in San Francisco.  She returned to investment banking in 2005 with Wells Fargo Securities and moved to Nollenberger Capital Partners in 2007. Ms. Snyder holds an MBA from Georgetown University and a Master of Arts from the George Washington University’s Elliott School of International Affairs.  She conducted her undergraduate studies at the University of California, Davis and Los Angeles, receiving B.A. degrees in both economics and psychology.

Ms. Snyder was selected to serve as a director on our Board due to her extensive knowledge of the capital markets and her judgment in assessing business strategies taking into account any accompanying risks.

Director
Scott Keith

Mr. Keith joined the board of directors in September 2010 and has served as the president of Keith Design Group (“KDG”), a private brand development business in the San Francisco Bay Area since founding KDG in 1999.  Mr. Keith has concentrated on building new brands and helping established brands develop more effective marketing communication programs. His ability to help clients translate marketing initiatives into creative strategies has earned KDG a loyal clientele of leading brands, including Chiquita/Fresh Express, Sun-Maid Raisins, Peet’s Coffee & Tea, Diamond Foods, Annie’s Homegrown, and Flip Video. Before founding KDG, Mr. Keith led brand development projects for Intel, Pepsi, Ghirardelli Chocolate, Mattel, Nestle, Clorox Brands, and Powerbar at the branding firm Addis in Berkeley, California (formerly Monnens-Addis Design).  Mr. Keith holds a B.S. in Business Economics, with a concentration in Finance from U.C. Santa Barbara.

Mr. Keith was selected to serve as a director on our Board due to his extensive brand and marketing communications experience and his knowledge of the marketing industry.

Family Relationships

There are no family relationships among our directors and executive officers. There is no arrangement or understanding between or among our executive officers and directors pursuant to which any director or officer was or is to be selected as a director or officer.

Director or Officer Involvement in Certain Legal Proceedings

Our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have determined that it is in the best interests of the Company and its shareholders to separate these roles.  Mr. Scigliano and Mr. Noel have served as our Chairman and Chief Executive Officer, respectively, since the Exchange. We believe it is in the best interest of the Company to have the Chairman and Chief Executive Officer roles separated because it provides for allows us to separate the strategic and oversight roles within our board structure.

Our Board of Directors is primarily responsible for overseeing our risk management processes.  The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The Board of Directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensure that risks undertaken by our Company are consistent with the Board’s appetite for risk. While the Board provides oversight,  our company’s management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.

Board of Directors Committees

Board Committees

In September 2010, the Board formed two committees consisting of an Audit Committee, and a Governance & Compensation Committee.  With the exception of Mr. Kirsebom, each member of our committees is “independent” as such term is defined under and required by the federal securities laws and the rules of The NASDAQ Stock Market.  No formal charters for the committees have been approved by our Board.

Audit Committee

The Audit Committee is comprised of three directors: Mr. Kirsebom with Ms. Snyder and Mr. Scigliano.  Mr. Kirsebom is the Chairman of the Audit Committee.  The Audit Committee’s duties are to recommend to our Board the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The Audit Committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by independent public accountants, including their recommendations to improve the system of accounting and internal controls.  The Audit Committee oversees the independent auditors, including their independence and objectivity.  However, the committee members are not acting as professional accountants or auditors, and their functions are not intended to duplicate or substitute for the activities of management and the independent auditors.  The Audit Committee is empowered to retain independent legal counsel and other advisors as it deems necessary or appropriate to assist the Audit Committee in fulfilling its responsibilities, and to approve the fees and other retention terms of the advisors.  Each of our Audit Committee members possesses an understanding of financial statements and generally accepted accounting principles.  Our Board has determined that Mr. Kirsebom is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Governance & Compensation Committee

The Compensation Committee is comprised of Mr. Scigliano with Mr. Schulberg and Mr. Keith.  Mr. Scigliano is the Chairman of the Committee.  The Committee has certain duties and powers as described in its charter, including but not limited to periodically reviewing and approving our salary and benefits policies, compensation of executive officers, administering our stock option plans, and recommending and approving grants of stock options under such plans.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Code of Ethics

We have not yet adopted a Code of Ethics although we expect to in 2011 as we develop our infrastructure and business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the SEC. Based on the information available to us during 2010, we believe that all applicable Section 16(a) filing requirements were met on a timely basis.

Item 11. Executive Compensation.

The following table summarizes the annual and long-term compensation paid to our two other most highly compensated executive officers who were serving at the end of 2010.  Mr. Noel does not receive any compensation for serving as our CEO which has done since December 2009. We have no employees.

Summary Compensation Table

Name and Principal Position	Year	Cash Compensation	Bonus	Equity Awards(1)		Total
Christian Kirsebom	2010	$13,017	$--	$149,691	(2)	$162,708
General Manager	2009	$--	$--	$--		$--
William Bush	2010	$40,000	$--	$150,000	(3)	$190,000
Chief Financial Officer	2009	$--	$--	$--		$--

(1)
Based upon the aggregate grant date fair value calculated in accordance with the Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification.  Our policy and assumptions made in the valuation of share-based payments are contained in Note 9 to our December 31, 2010 financial statements.

(2)
Represents a ten-year option to purchase 5,000,000 shares of our common stock at an exercise price of $0.02 per share granted on September 17, 2010 in recognition of services performed during 2010.  Such option vested immediately upon issuance.

(3)	Represents a grant of 1,500,000 restricted common shares that vest over two years.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the outstanding equity awards to our named executive officers as of December 31, 2010:

	Option Awards

Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Christian Kirsebom	2,000,000	(1)	−	$0.02	9/17/20
	3,000,000	(1)	−	$0.02	9/17/20
________________________
(1)	Such option was fully vested and exercisable on September 17, 2010, the date of grants.

As of December 31, 2010, our Board of Directors has not adopted an incentive stock option plan to issue stock options to employees, service providers or directors.

We did not grant stock options to our executive officers during the fiscal year ended December 31, 2009. No executive exercised any stock options during the fiscal year 2009 or 2010.

EMPLOYMENT AGREEMENTS

Neither Mr. Noel nor Mr. Kirsebom have employment agreements with the Company and currently serve as Chief Executive Officer and General Manager, respectively.  Mr. Noel serves without pay or benefits.

In January 2010, when Mr. Bush joined the Company he signed a one-year consulting agreement which includes monthly payments of $5,000 and allows for Mr. Bush to purchase 1,500,000 restricted common shares at a price of $0.0001.  The shares vest ratably over two years.  The agreement is terminable by either the Company or Mr. Bush with 10 days notice.

DIRECTOR COMPENSATION

The following table summarizes the compensation awarded during the fiscal year ended December 31, 2010 to our directors who are not named executive officers in the summary compensation table above:

Name	Fees Earned or Paid in Cash		Option Awards (1)(2)		Total
William Scigliano	$--		$59,876		$59,876
Jon Schulberg	$--	(3)	$179,629	(4)	$179,629
Carrie Snyder	$61,500		$59,876		$121,376
Scott Keith	$--		$59,876		$59,876

(1)
Based upon the aggregate grant date fair value calculated in accordance with the Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification.  Our policy and assumptions made in the valuation of share-based payments are contained in Note 9 to our December 31, 2010 financial statements.

(2)	Information provided relates to the issuance on September 17, 2010 of options to purchase 2,000,000 shares each for Messrs. Scigliano, Schulberg, Keith and Ms. Snyder.

(3)
Excludes payments of approximately $73,000 which were made related to services provided associated with the production of infomercials as part of our product strategy as well as a grant of 10 million options to purchase common stock which were also issued as part of the delivery of services.

(4)	Includes an additional grant of 4,000,000 options to purchase our common stock which were issued in September 2010.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

 SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The Company has not as, of April 12, 2011, established any equity plans.

 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 12, 2011, the beneficial ownership of our common stock by:

●	Each person who is known by the Company to own beneficially five percent (5%) or more of our common stock,
●	Each director,
●	Each executive officer, and
●	All directors and executive officers as a group.

Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of April 12, 2011, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership of Common Stock (2)		Percentage of Common Stock (2)

Joseph A. Noel	99,405,951	(3)	48.7%
GRQ Consultants, Inc. 401K Roth IRA	114,000,000	(4)	46.4%
Sheena X. Kong	17,500,000	(5)	9.1%
Jon Schulberg	16,000,000	(6)	8.1%
Sonoma Winton, LLC	10,270,860	(7)	5.7%
Christian Kirsebom	6,000,000	(8)	3.2%
Carrie Snyder	3,000,000	(9)	1.6%
William Scigliano	2,000,000	(10)	1.1%
Scott Keith	2,000,000	(10)	1.1%
William Bush	1,062,500	(11)	* %

All directors and executive officers as a group (7 persons)	124,822,782		68.8%

* less than 1%

 (1) Unless otherwise indicated, the business address for each of our directors, executive officers and persons beneficially owning in excess of 5% of our common stock is c/o YESDTC Holdings, Inc., 300 Beale Street, Suite 618, San Francisco, California 94105.

(2)  Applicable percentages are based on 181,540,000 shares of our common stock outstanding on April 14, 2011 and which includes the assumed conversion of  42,400 preferred shares to 40,240,000 common shares . Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants currently exercisable, or exercisable within 60 days after April 14, 2011, are deemed outstanding for computing the percentage of the person holding such options and warrants but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table and subject to any applicable community property laws, we believe that each of the stockholders named in the table have sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(3) Includes 76,960,282 common shares.  Includes (i) warrants to purchase 10,000,000 shares of our common stock at $0.10 per share which were issued in connection with the sale of convertible notes in December 2009, (ii) warrants to purchase 7,800,000 shares of our common stock at $0.015 per share which were issued in connection with the conversion of certain short term notes to common stock in March 2011and (ii) warrants to purchase 4,645,669 shares of our common stock at $0.0254 per share which were issued in connection with the conversion of certain short term notes to common stock in March 2011.  Excludes 240,000 common shares issuable as a result of the conversion of certain preferred shares and 120,000 warrants to purchase our common stock at $0.05 owned by Mark S. Noel, the brother of Mr. Noel for which Mr. Noel disclaims beneficial ownership of these shares and has no voting or dispositive power over the shares

(4) Includes 50,000,000 common shares which include 40,000,000 common shares issuable as a result of the conversion of certain preferred shares and 20,000,000 warrants to purchase our common stock at $0.05.  In connection with the sale of convertible notes, GRQ Consultants Inc. 401K Roth IRA (“GRQ 401K”) purchased units consisting of (i) promissory notes convertible into 22,000,000 shares of our common stock and (ii) warrants to purchase 22,000,000 shares of our common stock.  The notes and warrants contain a limitation on stock ownership by GRQ 401K of 4.99%, or under certain circumstances of 9.99%.  In addition, (x) Renee Honig owns 5,925,000 registered shares of our common stock purchased from third-party holders in private transactions, (y) Alan Honig owns 500,000 registered shares of our common stock purchased from third-party holders in private transactions, and (z) Alan Honig, as custodian for four minor children of Barry and Renee Honig, owns 5,500,000 registered shares of our common stock purchased from third-party holders in private transactions.  Barry Honig holds voting and dispositive power over the shares owned by GRQ 401K, is the spouse of Renee Honig and the son of Alan Honig.  None of the foregoing persons is an officer or director of the Company, and the Company does not consider any of such persons, individually or in the aggregate, to be in a position to exercise control over the business or affairs of the Company as a result of the ownership of our securities or otherwise.  Other than pursuant to the terms of such securities, there are no restrictions on the disposition of shares by any of the foregoing persons of entities.  Barry Honig has voting and dispositive control over the shares.

(5) Includes 7,500,000 common shares.  In connection with the sale of convertible notes, Ms. Kong purchased units consisting of (i) promissory notes convertible into 5,000,000 shares of our common stock and (ii) warrants to purchase 5,000,000 shares of our common stock.

(6) Includes 10,000,000 options to purchase common shares which vest quarterly beginning June 30, 2010 and became fully vested as of March 31, 2011 and 6,000,000 options to purchase common shares which vested immediately upon issuance.

(7) Sonoma Winton, LLC  has a registered address of 201 E, Carriage Lane, Fair Oaks, Ca.  Ms. Brittany Noel, Mr. Noel’s daughter, has voting and dispositive control over the shares. Mr. Noel disclaims beneficial ownership of these shares and has no voting or dispositive power over the shares.

(8) Includes 1,000,000 common shares and 5,000,000 options to purchase common shares which vested immediately upon issuance

(9) Includes 1,000,000 common shares and 2,000,000 options to purchase common shares which vested immediately upon issuance

(10) Includes 2,000,000 options to purchase common shares which vested immediately upon issuance

(11) Includes 1,062,500 restricted shares that are part of a grant of 1,500,000 restricted shares that vest over two years.

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Short Term Debt Financing

In the period from September 2010 through February 2011, Joseph A. Noel, our Chief Executive Officer, President, Treasurer, Secretary and Director and companies controlled by his family members loaned the Company $478,000 in a series of promissory notes.  The notes bore a 10% interest rate and were generally due in ninety days.  All of these notes were converted to common stock in a series of conversions in January and March 2011.

Bridge Financing

In November 2009, Joseph A. Noel, our Chief Executive Officer, President, Treasurer, Secretary and Director purchased $40,000 in 5% senior secured convertible notes due December 2011 and five-year warrants to purchase an aggregate of 10,000,000 shares of common stock at an exercise price of $0.10 per share.  The notes are convertible into an aggregate of 10,000,000 shares of common stock. Upon the closing of the Exchange, Yes DTC’s obligations under the notes and warrants were assumed by the Company.  All of the shares of common stock underlying the notes and warrants are subject to a registration rights under which we are obligated to file a registration statement covering such shares within 180 days of the closing date of the bridge financing and to use our best efforts to cause such registration statement to be declared effective within 365 days of the closing date.  Holders of our securities issued in the sale also have the right to seek “piggyback” registration of their shares in certain circumstances.  Subsequent to December 31, 2010, the holders of $76,000 of the notes converted them into 19,000,000 common shares including our CEO who converted his $40,000 convertible note to 10,000,000 common shares.

Allay Online Marketing, LLC

In March 2009, Allay Online Marketing, LLC (“Allay”) concluded a distribution agreement with BioElectronics Corporation (BIEL.PK) to market and distribute medical device products in the United States.  The agreement was assigned to YesDTC pursuant to an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations dated as of December 11, 2009.   Allay was 25% owned by Sonoma Winton, LLC  which has a registered address of 201 E, Carriage Lane, Fair Oaks, Ca.  Ms. Brittany Noel, Mr. Noel’s daughter, has voting and dispositive control over the shares. Mr. Noel disclaims beneficial ownership of these shares and has no voting or dispositive power over the shares.  At the time Allay Online Marketing, LLC was organized, Mr. Noel was the General Manager of the LLC.  Allay Online Marketing, LLC was disbanded in January of 2010.

A company controlled by Mr. Noel performed consulting services for BioElectronics Corporation and was paid in fully vested common stock for those services.  Mr. Noel is not a control person of BioElectronics Corporation and is not an officer or director of BioElectronics Corporation, and  BioElectronics Corporation does not consider Mr. Noel, Allay or the Company, individually or in the aggregate, to be in a position to exercise control over the business or affairs of BioElectronics Corporationas a result of the ownership of the securities or otherwise.  Other than pursuant to the terms of such securities, there are no restrictions on the disposition of shares by any of the foregoing persons of entities.

Schulberg Agreement

In January 2010, the Company entered into an agreement with Mr. Jon Schulberg, a member of the board of directors, to provide direct response advertising and marketing services.  The agreement provides that Mr. Schulberg and his company Schulberg MediaWorks will perform certain agency creation production and management services.  In exchange for the services, Mr. Schulberg will receive 10 million options to purchase our common stock.  The options will vest over nine months and have an exercise price of $0.07.  In addition to the shares, Mr. Schulberg will invoice the Company for services performed with an agreed upon discount of 20%.  Mr. Schulberg will also be entitled to a 3% royalty fee on campaigns and product launches which Mr. Schulberg or his company produces and manages.  In 2010, no royalties were paid to Mr. Schulberg.  Further, had the Company achieved $8 million in revenue for 2010, the Company would have been required to issue Mr. Schulberg an additional 10 million options to purchase our common stock.  The options will immediately vest and have an exercise price of $0.07.  The Company will recognize the expense of $1,000,000 associated with the grant over the vesting period.

DIRECTOR INDEPENDENCE

We currently have six directors serving on our Board of Directors, Mr. Scigliano, Mr. Noel, Mr. Kiresbom, Mr. Schulberg Ms. Snyder and Mr. Keith.  We are not a listed issuer and, as such, are not subject to any director independence standards.  Using the definition of independence set forth in the rules of the American Stock Exchange, Messrs. Scigliano, Schulberg and Keith and Ms. Snyder would be considered independent directors of the Company.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements and review of financial statements included in the quarterly reports for the fiscal years ended December 31, 2009 and December 31, 2010 was $10,000 and  $45,000, respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountant for the review of our registration statements and audit related consulting for the fiscal year ended December 31, 2010 and 2009 was zero,  respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2010 and 2009 was zero, respectively.

All Other Fees

The aggregate fees billed for products and services provided by our principal accountant for the fiscal year ended December 31, 2010 and 2009 was zero, respectively.

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

10.8	Consulting Services Agreement with William Bush dated January 1, 2010 (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on April 14, 2010)
10.9
Direct Response Marketing Service Agreement with Jon Schulberg dated January 17, 2010 (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on April 14, 2010)

10.10
Promissory Note dated September 8, 2010, by and among YesDTC, Inc. and Joseph Noel (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 28, 2010)

10.11
Promissory Note dated September 9, 2010, by and among YesDTC, Inc. and Joseph Noel (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 28, 2010)

10.12
Promissory Note dated September 15, 2010, by and among YesDTC, Inc. and Joseph Noel (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 28, 2010)

10.13
Promissory Note dated October 6, 2010, by and among YesDTC, Inc. and Joseph Noel (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 28, 2010)

10.14
Promissory Note dated October 14, 2010, by and among YesDTC, Inc. and Joseph Noel (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 28, 2010)

10.15
License Agreement dated as of October 18, 2010 between Wordsmart Corporation and YESDTC Holdings, Inc. (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 28, 2010)

10.16
Subscription Agreement for the sale of Common Stock dated November 17, 2010, by and among YesDTC Holdings, Inc. and the subscribers signatory thereto (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 13, 2011)

10.17
Subscription Agreement for the sale of Common Stock dated November 19, 2010, by and among YesDTC Holdings, Inc. and the subscribers signatory thereto (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 13, 2011).

10.18
Subscription Agreement for the sale of Common Stock dated December 27, 2010, by and among YesDTC Holdings, Inc. and the subscribers signatory thereto (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 13, 2011).

10.19	Subscription Agreement for the sale of Preferred Stock dated January 11, 2011 by and among YesDTC Holdings, Inc. and Mark S. Noel.
10.20	Subscription Agreement for the sale of Preferred Stock dated January 11, 2011 by and among YesDTC Holdings, Inc. and Barry Honig.
10.21
Promissory Note dated October 26, 2010, by and among YesDTC, Inc. and Joseph Noel (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 13, 2011)

10.22
Promissory Note dated November 4, 2010, by and among YesDTC, Inc. and Joseph Noel (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 13, 2011)

10.23
Promissory Note dated November 9, 2010, by and among YesDTC, Inc. and Joseph Noel (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 13, 2011)

10.24
Promissory Note dated November 17, 2010, by and among YesDTC, Inc. and Joseph Noel (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 13, 2011)

10.25
Promissory Note dated December 21, 2010, by and among YesDTC, Inc. and Joseph Noel (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 13, 2011)

10.26
Promissory Note dated January 5, 2011, by and among YesDTC, Inc. and Joseph Noel (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 13, 2011)

21.1	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on April 14, 2010)
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Principal Executive Officer.
32.2	Section 906 Certification of Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YESDTC HOLDINGS, INC.

Date: April 15, 2011	By:	/s/ Joseph A. Noel
Joseph A. Noel
Chief Executive Officer, President, Treasurer, Secretary and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Joseph A. Noel	President, Chief Executive Officer, Treasurer, Secretary and Director (Principal Executive Officer)	April 15, 2011
Joseph A. Noel

/s/ Christian Kirsebom	General Manager & Director	April 15, 2011
Christian Kirsebom

/s/ William Bush	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 15, 2011
William J. Bush

/s/ William Scigliano	Director - Chairman of the Board of Directors	April 15, 2011
William Scigliano

/s/ Jon Schulberg	Director	April 15, 2011
Jon Schulberg

/s/ Carrie Snyder	Director	April 15, 2011
Carrie A. Snyder

/s/ Scott Keith	Director	April 15, 2011
Scott Keith

EXHIBIT INDEX

Exhibit No.	Description
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

10.8	Consulting Services Agreement with William Bush dated January 1, 2010 (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on April 14, 2010)
10.9
Direct Response Marketing Service Agreement with Jon Schulberg dated January 17, 2010 (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on April 14, 2010)

10.10
Promissory Note dated September 8, 2010, by and among YesDTC, Inc. and Joseph Noel (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 28, 2010)

10.11
Promissory Note dated September 9, 2010, by and among YesDTC, Inc. and Joseph Noel (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 28, 2010)

10.12
Promissory Note dated September 15, 2010, by and among YesDTC, Inc. and Joseph Noel (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 28, 2010)

10.13
Promissory Note dated October 6, 2010, by and among YesDTC, Inc. and Joseph Noel (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 28, 2010)

10.14
Promissory Note dated October 14, 2010, by and among YesDTC, Inc. and Joseph Noel (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 28, 2010)

10.15
License Agreement dated as of October 18, 2010 between Wordsmart Corporation and YESDTC Holdings, Inc. (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 28, 2010)

10.16
Subscription Agreement for the sale of Common Stock dated November 17, 2010, by and among YesDTC Holdings, Inc. and the subscribers signatory thereto (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 13, 2011)

10.17
Subscription Agreement for the sale of Common Stock dated November 19, 2010, by and among YesDTC Holdings, Inc. and the subscribers signatory thereto (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 13, 2011).

10.18
Subscription Agreement for the sale of Common Stock dated December 27, 2010, by and among YesDTC Holdings, Inc. and the subscribers signatory thereto (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 13, 2011).

10.19	Subscription Agreement for the sale of Preferred Stock dated January 11, 2011 by and among YesDTC Holdings, Inc. and Mark S. Noel.
10.20	Subscription Agreement for the sale of Preferred Stock dated January 11, 2011 by and among YesDTC Holdings, Inc. and Barry Honig.
10.21
Promissory Note dated October 26, 2010, by and among YesDTC, Inc. and Joseph Noel (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 13, 2011)

10.22
Promissory Note dated November 4, 2010, by and among YesDTC, Inc. and Joseph Noel (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 13, 2011)

10.23
Promissory Note dated November 9, 2010, by and among YesDTC, Inc. and Joseph Noel (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 13, 2011)

10.24
Promissory Note dated November 17, 2010, by and among YesDTC, Inc. and Joseph Noel (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 13, 2011)

10.25
Promissory Note dated December 21, 2010, by and among YesDTC, Inc. and Joseph Noel (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 13, 2011)

10.26
Promissory Note dated January 5, 2011, by and among YesDTC, Inc. and Joseph Noel (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 13, 2011)

21.1	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on April 14, 2010)
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Principal Executive Officer.
32.2	Section 906 Certification of Principal Financial Officer.