Form 10-Q
period 2011-03-31
YESDTC HOLDINGS, INC.
filed 2011-05-23
CIK 1449527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________  to __________.

Commission file number 000-54190

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of May 19, 2011, there were 141,300,000 shares of Common Stock, par value $0.0001 per share, outstanding.

YESDTC HOLDINGS, INC.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

Assets	March 31, 2011	December 31, 2010
Current Assets	Unaudited
Cash and cash equivalents	$20,803	$14,224
Accounts receivable	370,912	37,471
Inventory	14,498	68,287
Prepaid expenses	357,800	298,295
Total Current Assets	764,013	418,277

Debt issue costs, net	2,025	4,492
Total Assets	$766,038	$422,769

Liabilities and Stockholders’ Deficit

Current Liabilities
Reserve for sales returns	$22,351	$4,342
Accrued expenses	124,787	92,888
Accounts payable, related party	30,000	15,000
Short term notes payable	180,000	--
Short term convertible notes payable and put premium, net of discount of $22,643	38,832	--
Short term loans- related party	13,500	240,000
Warrant liability	717,880	1,041,200
Embedded conversion option liability	655,000	950,000
Senior secured convertible notes, net of debt discount of $43,055 and $75,555 at March 31, 2011 and December 31, 2010, respectively	80,945	84,445
Senior secured convertible notes due to related parties, net of debt discount of $18,889 at December 31, 2010	--	21,111
Total Current Liabilities	1,863,295	2,448,986

Commitments and Contingencies (Note 13)

Stockholders' deficit
Series A convertible preferred stock, par value $0.0001; 100,000,000 shares authorized; 42,400 issuable at March 31, 2011 and none outstanding at December 31, 2010	212,000	--
Common stock, par value $0.0001; 900,000,000 shares authorized; 141,300,000 and 139,800,000 issued and outstanding at March 31, 2011 and December 31, 2010, respectively	14,130	14,130
Common stock issuable, par value $0.0001; 67,934,816 shares at March 31, 2011 and 27,662,353 shares at December 31, 2010, respectively	6,794	2,767
Additional paid-in-capital	3,126,092	2,174,182
Accumulated deficit	(4,456,273)	(4,200,629)
Total Stockholders' Deficit	(1,097,257)	(2,026,217)
Total Liabilities and Stockholders' Deficit	$766,038	$422,769

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months ended March 31,
	2011	2010

Sales	$449,996	$--
Cost of sales	$109,128	$--
Gross margin	$340,868	$--

Operating Expenses:
Sales and marketing	340,350	66,812
General and administrative	814,979	329,814
Total Operating Expenses	1,155,329	396,626

Operating Loss	(814,461)	(396,626)

Other income/(expense)

Interest expense	(59,503)	(28,691)
Change in fair value of embedded conversion option liability	295,000	(1,500,000)
Change in fair value of warrant liability	323,320	(1,644,000)
Total Other Income/(Expense)	558,817	(3,172,691)

Net Loss	$(255,644)	$(3,569,317)
Net loss per common share – basic and diluted	$(0.00)	$(0.03)
Weighted average common shares outstanding – basic and diluted	188,404,969	141,590,574

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months ended March 31,
	2011	2010
Cash Flows From Operating Activities
Net loss	$(255,644)	$(3,569,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of offering costs from the issuance of convertible notes	2,467	1,225
Amortization of debt discount from the issuance of convertible notes	52,721	25,000
Amortization of common stock warrants to a related party	230,488	--
Amortization of common stock options issued for services	200,000	200,000
Amortization of stock based prepaid assets	115,495	69,167
Issuance of common stock in exchange for services	15,000	--
Contributed services	12,500	--
Contributed services related to prior issuance of common stock to founders	--	8,900
Change in fair value of embedded conversion option liability	(295,000)	1,500,000
Change in fair value of warrant liability	(323,320)	1,644,000

Changes in operating assets and liabilities:
Accounts receivable	(333,441)	--
Inventory	53,789	--
Prepaid expenses	(175,000)	7,500
Reserve for sales returns	18,009	--
Accrued expenses	44,848	(56,127)
Accounts payable, related party	15,000	(25,641)
Total Adjustments	(366,444)	3,374,024
Net Cash Used In Operating Activities	(622,088)	(195,293)

Cash Flows From Investing Activities
Net Cash Provided By (Used In) Investing Activities	--	--

Cash Flows From Financing Activities
Proceeds from sale of short term notes, related party	213,000	--
Proceeds from sale of series A convertible preferred stock	212,000	--
Proceeds from sale of short term notes	180,000	--
Proceeds from sale of short term convertible notes	37,500	--
Subscriptions received from the sale of common stock	16,667	--
Repayments of short term notes, related party	(30,500)	--
Net Cash Provided by Financing Activities	628,667	--

Net Increase/(Decrease) In Cash and Cash Equivalents	6,579	(195,293)
Cash and Cash Equivalents – Beginning of period	14,224	447,626
Cash and Cash Equivalents – End of Period	$20,803	$252,333

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$--	$--
Income taxes	$--	$--
Non-cash investing and financing activities:
Conversion short term notes, related party to common stock	$417,497	$--
Conversion of senior secured convertible notes to common stock	$37,950	$--
Conversion of senior secured convertible notes, related party to common stock	$42,500	$--

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

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

Note 2.    Summary of Significant Accounting Policies and Basis of Presentation

Going concern:    As reflected in the accompanying unaudited consolidated financial statements, the Company has a net loss of $255,644, and net cash used in operations of $622,087 for the three months ended March 31, 2011.  Additionally, as of March 31, 2011 the Company had a working capital deficit, stockholders’ deficit and an accumulated deficit of $1,099,282, $1,097,257 and $4,456,273. These matters raise substantial doubt about our ability to continue as a going concern. Our unaudited consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

Historically, we have financed our working capital and capital expenditure requirements primarily from long-term notes and sales of common stock.  Although we have a working capital deficit of $1,099,282 at March 31, 2011, a majority of the working capital deficit results from the derivative liabilities and we believe that with our ability to raise additional funds, we have sufficient funds and have future cash flows to continue in operation at least through the end of 2011. While we expect to invest in our product strategy, we believe that based on our current cash and working capital position, our existing borrowing capacity and the expected growth in our business, we will be able to execute our business plan successfully and continue operations through December 2011. The forecast that our financial resources will last through that period is a forward-looking statement that involves significant risks and uncertainties. It is reasonably possible that should we require additional financing, we will not be able to obtain it to continue operations.  Furthermore, any additional equity or convertible debt financing will be dilutive to existing shareholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants. We may seek additional equity and/or debt financing to sustain our growth strategy although as of the date of these consolidated financial statements, our financial projections do not indicate that our existing operations and our expected growth plans will require us to.

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

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

Basis of Presentation:  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the U.S Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Plan of Operation contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Use of Estimates:    The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses.  Actual results could differ from those estimates.  Significant estimates in the accompanying unaudited consolidated financial statements include valuation of inventories, valuation of discounts on debt, valuation of the liabilities for derivative instruments,  valuation of equity based instruments issued for other than cash, estimates of the reserve for sales returns,  and the valuation allowance for deferred tax assets.

Principles of Consolidation:    The unaudited consolidated financial statements include the accounts of YesDTC Holdings, Inc. and its subsidiary.  All significant inter-company balances and transactions have been eliminated in the consolidation.

Concentration of Credit Risk:    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents.  At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  At March 31, 2011 and December 31, 2010, we had no cash deposits that exceeded federally insured limits.

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

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

Financial Assets and Liabilities:    We currently measure and report at fair value liabilities for price adjustable warrants and price adjustable embedded conversion options in convertible debt. The fair value liabilities for price adjustable warrants and embedded conversion options has been recorded as determined utilizing the Black-Scholes option pricing model.  The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

	Balance at March 31, 2011	Quoted priced in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Liabilities:
Fair value liability for warrant liabilities	$717,880	$-	$-	$717,880
Fair value liability for embedded conversion options	655,000	-	-	655,000
Total financial liabilities	$1,372,880	$-	$-	$1,372,880

	Balance at December 31, 2010	Quoted priced in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)

Liabilities:
Fair value liability for warrant liabilities	$1,041,200	$-	$-	$1,041,200
Fair value liability for embedded conversion options	950,000	-	-	950,000
Total financial liabilities	$1,991,200	$-	$-	$1,991,200

Following is activity through March 31, 2011 from inception (November 13, 2009) of the fair value measurements using significant unobservable Level 3 inputs:

Balance at November 13, 2009 (Inception)	$-
Change in fair value of derivative liability charged to other expense	$10,480,000
Ending balance at December 31, 2009	$10,480,000
Change in fair value of derivative liability recorded as other income	(8,488,800)
Ending balance at December 31, 2010	$1,991,200
Change in fair value of derivative liability recorded as other income	(618,320)
Ending balance at March 31, 2011	$1,372,880

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

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

Basic and Diluted Net Income/(Loss) Per Share:    Basic net loss per share is computed on the basis of the weighted average number of common shares outstanding during each year. Diluted net loss per share is computed on the basis of the weighted average number of common shares and common stock equivalents outstanding. Common stock equivalents having an anti-dilutive effect on diluted net income (loss) per share are excluded from the calculation.

At March 31, 2011 and December 31, 2010 the following common stock equivalents were outstanding, all of which were excluded from the computation of diluted net earnings per share since the effect was anti-dilutive and which may dilute future earnings per share:

	March 31, 2011	December 31, 2010
Series A convertible preferred stock	42,400,000	--
Options for common stock	27,000,000	27,000,000
Warrants for common stock	87,365,669	54,800,000
Convertible debt (1)	31,000,000	50,000,000
Total	187,765,669	131,800,000

(1)
Excludes the convertible debt sold to an investor in March 2011 as the conversion price, under the terms of the note cannot be reasonable known.  However, if price per share outstanding at March 31, 2011 ($0.015) were used and after the application of the 39% discount to that price, the notes would be convertible into approximately 4.1 million common shares.

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

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

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

Note 3.    Accounts receivable

The Company’s accounts receivable is comprised of:
	March 31, 2011	December 31, 2010
Trade receivables	$370,912	$37,471
Total	$370,912	$37,471

Bad debt expense for the periods ended March 31, 2011 and 2010 was $0 and $0, respectively.

Note 4.    Inventory

The Company’s inventory is comprised of:
	March 31, 2011	December 31, 2010
Inventory held for resale	$14,498	$68,287
Total	$14,498	$68,287

At December 31, 2010, the Company recorded a write-down of inventory of $150,000 due to obsolescence.  Refer to Note 14 for additional disclosure regarding certain minimum annual purchases related to inventory held for resale.

Note 5.    Prepaid expenses

The Company’s prepaid expenses are comprised of:
	March 31, 2011	December 31, 2010
Prepaid royalties	$200,000	$25,000
Stock compensation expense, net of amortization	157,800	273,295
Total	$357,800	$298,295

Note 6.    Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2011	December 31, 2010

Professional fees	$61,507	$14,459
Product royalties	22,186	1,656
Accrued liquidated damages	18,000	12,000
Accrued Interest	7,068	15,702
Website related expenses	5,526	23,731
Rent	--	14,840
Other	10,500	10,500
Total	$124,787	$92,888

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

Note 7.    Short Term Loans – Related Party

At March 31, 2011 and December 31, 2010, the Company’s has loans due to its President and Chief Executive Officer (“CEO”) as follows of:

	March 31, 2011	December 31, 2010
Short term loans	$13,500	$240,000
Total	$13,500	$240,000

From September 2010 through March 2011, we entered into a series of unsecured promissory notes with our CEO whereby he loaned the Company a total of $498,000. The loans bear an interest rate of 10% and are generally due ninety days from their issuance date. In November and December 2010 and in January through March 2011, the company repaid a principal amount of $45,000 and $30,500, respectively, related to these loans and converted a total amount of $409,000 in 2011 as discussed below.

On March 14, 2011, Mr. Noel converted $97,000 of his 2010 promissory notes and $20,000 of his 2011 promissory notes at $0.015 per share which resulted in Mr. Noel being issued 7,800,000 common shares. Mr. Noel waived repayment of approximately $3,010 of accrued but unpaid interest which was recognized as a gain in contributed capital. Mr. Noel was also issued warrants to purchase an aggregate of 7,800,000 shares of the Company’s common stock at an exercise price of $0.015 per share for a term of 3 years. The Company recognized approximately $115,000 associated with the issuance of the warrants in the three months ended March 31, 2011.  The warrants to purchase common stock granted to Mr. Noel were valued using the Black-Scholes valuation model with the following assumptions: volatility of 270% based on a historical volatility analysis, expected term of 1.5 years was computed using the simplified method based on the option term, zero expected dividends, and risk free interest rate of 1.24%.

On March 7, 2011, Mr.  Noel converted $118,000 of his 2011 promissory notes at a rate of $0.0254 to 4,645,669 common shares. Mr. Noel waived repayment of approximately $828 of accrued but unpaid interest which was recognized as a gain in contributed capital. In connection with the conversion of the promissory notes, Mr. Noel was also issued warrants to purchase an aggregate of 4,645,669 shares of the Company’s common stock at an exercise price of $0.0254 per share for a term of 3 years. The Company recognized approximately $116,000 associated with the issuance of the warrants in the three months ended March 31, 2011. The warrants to purchase common stock granted to Mr. Noel were valued using the Black-Scholes valuation model with the following assumptions: volatility of 270% based on a historical volatility analysis, expected term of 1.5 years was computed using the simplified method based on the option term, zero expected dividends, and risk free interest rate of 1.24%.

On January 7, 2011, Mr. Noel converted a total of $174,000 of 2010 promissory notes together with accrued but unpaid interest of $4,656  into an aggregate of 7,114,613 shares of the Company’s common stock at a conversion rate of $0.02511 which was equal to the quoted market price on the January 7, 2011.

Note 8.    Senior Secured Convertible Notes

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

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

On various dates in January, February and March 2011, holders of $76,000 of senior secured convertible notes , including our CEO who converted his entire note in the principal amount of $40,000, dated December 19, 2009 converted the notes into an aggregate of  20,115,500  million shares of the Company’s common stock. The notes were converted at a rate of $0.004 per share as described in the note agreements. The Company recognized as interest expense $35,889 of capitalized debt discount initially capitalized upon their issuance in 2009 as part of the recognition of the conversion of these notes in the three months ending March 31, 2011.

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

Under the terms of the notes, we were required to file a registration statement to register the shares of common stock underlying the notes and the warrants no later than 180 days from the closing of the offering and to have such registration statement declared effective no later than 365 days from the closing of the offering.  We have not filed the required registration statement and as a result (i) the exercise price of the warrants has been reduced to $0.05 per share and (ii) each subscriber is entitled to liquidated damages equal to 1% of the aggregate purchase price paid by such subscriber for the notes and warrants for each month that the Company does not file the registration statement or cause it to be declared effective.  At March 31, 2011 and 2010, we have recorded a charge of $18,000 and $0, respectively, related to accrual of the liquidated damages due to the holders.

The Company also granted the subscribers, until the later of one year from the closing or so long as the notes are outstanding, a right of first refusal in connection with future sales by the Company of its common stock or other securities or equity linked debt obligations, except in connection with certain circumstances.

Due to the price protection feature of the convertible note embedded conversion option and the warrants issued with the notes, both the embedded conversion options and warrants were determined to be derivative liabilities to be bifurcated and reflected at fair value on the accompanying consolidated balance sheet.  (see Note 10) The fair value liability of the warrants was $5,000,000 and was allocated $200,000 to debt discount and $4,800,000 to other expense.  The entire $5,000,000 fair value of the embedded conversion options was charged to other expense.  Prior to the conversions noted above, the debt discount was being amortized to interest expense over the two-year debt term.  Interest expense totaled approximately $15,500 and $25,000 for the three months ended March 31, 2011 and, 2010, respectively.

In connection with the notes, the Company incurred placement agent fees totaling $9,800. These financing costs are recorded as an other asset, debt issue costs and are being amortized ratably through December 2011.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

Note 9.     Short Term Convertible Notes Payable

In March 2011, the Company issued 8% convertible promissory notes due December 12, 2011 having an aggregate principal amount of $37,500.   The notes are convertible into shares of our common stock based on a discount to the conversion date average trading price of our common stock after applying a 39% discount.  The notes are not eligible to be converted until 180 days from the date of the note or approximately September 10, 2011.

The notes contain anti-dilution provisions, including but not limited to if the Company issues shares of its common stock at less than the then existing conversion price, the conversion price of the notes will automatically be reduced to such lower price. The notes contain limitations on conversion, including the limitation that the holder may not convert its note to the extent that upon conversion the holder, together with its affiliates, would own in excess of 4.99% of the Company’s outstanding shares of common stock (subject to an increase upon at least 61-days’ notice by the subscriber to the Company of up to 9.99%).

The Company also granted the subscribers, as long as the notes are outstanding, a right of first refusal in connection with future sales by the Company of convertible securities or other securities or equity linked debt obligations, except in connection with certain circumstances.

Due to the variable conversion price feature of the convertible note, it was determined to be a stock settled note and we recorded a put premium and offsetting debt discount of $23,975 which we recorded as a component on the loan balance on the accompanying consolidated balance sheet.  The debt discount  will be charged to interest expense over six months which is equal to the conversion lockout period of the note and accordingly the note will be accreted to its total stock settled liability of $61,475.  As of March 31, 2011, the Company has recognized $1,332 of the  discount as interest expense.

In connection with the notes, the Company incurred legal fees totaling $2,500 which were recorded as an expense in the three months ended March 31, 2011.

Note 10.    Derivative Liabilities

In June 2008, the FASB issued an accounting standard related to the accounting for derivative financial instruments indexed to a company’s own stock.  Under this standard, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The conversion feature of the Company’s notes, warrants issued with the notes, and warrants issued in the private placement of common stock and for services (see Notes 8 and 11) do not have fixed settlement provisions because their conversion and exercise prices, respectively, may be lowered if the Company issues securities at lower prices in the future.  The Company was required to include the reset provisions in order to protect the note holders from the potential dilution associated with future financings.  In accordance with this standard, the conversion feature of the notes was separated from the host contract, the notes, and recognized as an embedded derivative instrument.  Both the conversion feature of the notes and the warrants have been re-characterized as derivative liabilities. The fair value of these liabilities are re-measured at the end of every reporting period with the change in value reported in the statement of operations as other expense or income.  The derivative liabilities were initially valued in 2009 on the issuance dates using the Black-Scholes option pricing model and the following assumptions:

December 31, 2009
Debenture conversion feature:
Risk-free interest rate	1.38%
Expected volatility	1,042%
Expected life (in years)	2
Expected dividend Yield	-

Warrants:
Risk-free interest rate	1.38%
Expected volatility	1,042%
Expected life (in years)	5
Expected dividend Yield	-

Fair value at issuance date:
Debenture embedded conversion feature	$5,000,000
Warrants	$5,480,000

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

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

During the three months ended March 31, 2011 and 2010 the change in fair value of the embedded conversion option liability and warrant liability was $295,000, $323,320, ($1,500,000) and ($1,644,000), respectively, reflected as other income in the accompanying consolidated unaudited financial statements.

The derivative liabilities were valued as at March 31, 2011 using the following assumptions under the Black-Scholes model:

March 31, 2011

Warrants:
Risk-free interest rate	1.24%
Expected volatility	270%
Expected life (in years)	1.5
Expected dividend Yield	-

Note 11.    Capital Stock, Stock Options, and Contributed Capital

Issuance of Series A Convertible Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock at a par value of $0.0001.

In January 2011, the Company designated Series A Convertible Preferred Stock.  The Series A is convertible into 1,000 shares of common stock for each Series A share, has a liquidation preference at $5.00 per share stated value over any other classes of capital stock, votes on an as converted basis and accrues dividends at a rate of 10% of stated value of shares outstanding whether or not declared by the Board.  A holder of Series A may not convert if upon such conversion the holder, together with its affiliates, would own in excess of 4.99% of the Company’s outstanding shares of common stock (subject to an increase upon at least 61-days’ notice by the subscriber to the Company of up to 9.99%).

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

Common Stock

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
March 31, 2011

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

Sale of Common Stock in Exchange for Services

Investor services agreements

In September and November 2010, we entered into agreements with five separate service providers to provide a variety of investor related services over periods ranging from six to twelve months.  The resulting agreements required us to issue 13 million restricted common shares which we valued at $316,450.  The shares vest ratably over the service periods.  The shares value was recorded as a prepaid asset.  The agreements are terminable by either party with various notice periods.  The Company will recognize the expense of $316,450 associated with the grants over the contract periods.  The expense was determined using the fair value of the common stock on the day of the grant ranging from $0.021 to $0.0315.  For the three months ended March 31, 2011 and 2010, we recognized approximately $108,000 and $0 related to these grants.

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

As of March 31, 2011, the Company has fully recognized the expense of approximately $85,000 associated with the 500,000 share grant. The monthly $5,000 of stock-based expense is recognized as the related shares become due, all other costs associated with the agreement as expensed as they are incurred. The expense for the 500,000 shares was determined using the $0.17 per share closing stock price on the day of the grant which was the contract date of February 11, 2010. Since the inception of this agreement, the Company has become obligated to issue 2,262,034 common shares (599,681 shares in 2011), respectively, to the vendor as payment of the $5,000 monthly stock-based fees. For the three months ended March 31, 2011 and 2010, we recognized approximately $22,000 and $24,000 of expense, respectively, related to these grants.

Consulting agreement with our CFO

In January 2010, our CFO, when he joined the Company, signed a one-year consulting agreement, to perform accounting related services, which includes monthly payments of $5,000 and allows the CFO to purchase 1,500,000 restricted common shares at a price of $0.0001.  The shares vest ratably over two years.  The agreement is terminable by either the Company or our CFO with 10 days notice.  The Company recognized the expense of $150,000 associated with the grant over the contract period through December 2010.  The expense was determined using the fair value of the common stock on the day of the grant which was equivalent to the $0.10 per share price paid by investors in the PIPE transaction concluded in December 2009 which was last sale of common shares to a third party.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

Common Stock Issued for Conversion of Debt

In 2001 holders of $76,000 of senior secured convertible notes , including our CEO who converted his entire note in the principal amount of $40,000, dated December 19, 2009 converted the notes and $4,450 of related accrued interest  into an aggregate of  20,115,500  million shares of the Company’s common stock. (see Note 8)

In 2001 our CEO converted $409,000 of his short term loan and $8,497 of related accrued interest into 19,560,282 common shares as more fully described in Note 7.

Contributed Capital

Upon formation through the period ended December 31, 2010, the Company’s Chief Executive Officer has not taken a salary or other benefits.  From inception through the period ended December 31, 2009, the value of these amounts was determined to be de minimis.  For the 2011 fiscal year, we have valued these services at $50,000 and recorded them as compensation expense on a quarterly basis and $12,500 was recorded as of March 31, 2011. Management believes its estimate of the value of services provided by the CEO is reasonable.

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

Direct Response Marketing Services Agreement with a Related Party

In January 2010, the Company entered into an agreement with Mr. Jon Schulberg, a member of the board of directors, to provide direct response advertising and marketing services.  The agreement provides that Mr. Schulberg and his company Schulberg Media Works will perform certain agency creation production and management services.  In exchange for the services, Mr. Schulberg will receive 10 million options to purchase our common stock exercisable at $0.07 per share.  The options will vest quarterly beginning June 30, 2010 and became fully vested as of March 31, 2011.    In addition to the options, Mr. Schulberg invoices the Company for services performed with an agreed upon discount of 20%.  Mr. Schulberg is also be entitled to a 3% royalty fee on campaigns and product launches which Mr. Schulberg or his company produces and manages, to date no such commissions have been earned.  Had the Company achieved $8 million in revenue for 2010, we would have been obligated to issue Mr. Schulberg an additional 10 million options to purchase our common stock if the Company which would have had have an exercise price of $0.07.  The Company recognized the expense of $1,000,000 associated with the first 10,000,000 options over the vesting period.  The options to purchase common stock granted to the vendor were valued using the Black-Scholes valuation model with the following assumptions: volatility of 723% based on a historical volatility analysis, expected term of 5 years based on the option term, zero expected dividends, and risk free interest rate of 1.40%.  We determined that the common stock options had a fair value of $0.10 per share. We recognized $800,000 in 2010 and in 2011, the remaining expense of $200,000 related to this grant was recognized.

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

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

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

The Company uses the Black-Scholes option pricing model to value options granted to employees, directors and consultants. Compensation expense, including the effect of forfeitures, is recognized over the period of service, which is generally the vesting period.  Stock-based compensation for the amortization of stock options granted under the Company’s stock option plans totaled approximately $708,000 during the year ended December 31, 2010.  No options were issued in the three months ended March 31, 2011.  Stock-based compensation is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

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

Note 12.    Stock Warrants

The Company has issued warrants to purchase shares of common stock which expire at various dates through December 2014.  Changes in warrants outstanding for the three months ended March 31, 2011 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2010	54,800,000	$0.10
E Issued during 2011	32,565,669	0.035
E Exercised during 2011	--	--
Forfeited/expired	--	--
Warrants outstanding as of March 31, 2011	87,365,669	$0.06

There is no intrinsic value associated with the Company’s warrants outstanding or exercisable as of March 31, 2011.

The number of shares issuable upon the exercise of outstanding warrants, and the proceeds upon the exercise of such warrants, will be lower if a warrant holder elects to exercise on a cashless basis.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

The 87,365,669 warrants include 20,120,000 issued in connection with the sale of the Series A Convertible Preferred and 12,445,669 issued to our CEO in connection with the conversion of short term notes in 2011 and, 50,000,000 issued with senior secured convertible notes, 4,500,000 issued with common stock in the private placement and 300,000 issued with common stock to a legal services provider all in 2009.

The Company uses the Black-Scholes valuation model to value options or warrants granted to employees, directors and consultants. Compensation expense, including the effect of forfeitures, is recognized over the period of service, generally the vesting period. The fair values of stock warrant grants were calculated on the dates of grant using the Black-Scholes option valuation model and the following weighted average assumptions:

Three months Ended March 31, 2011

Risk-free interest rate	1.24%
Expected volatility	269.9%
Expected life (in years)	1.5
Expected dividend yield	0%

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

The 12,445,669 warrants issued to our CEO in 2011 in connection with his debt conversion was valued at $230,489 and recognized immediately as compensation due to immediate vesting.

Note 13.    Commitments and Contingencies

Lease Obligations.    The Company has no operating lease obligations.

Minimum Purchase Commitments.    The Company entered into a 6 year distribution agreement in December 2009 with a vendor to purchase and distribute certain products in Japan.  The contract called for minimum purchase commitments as follows:

Year Ending December 31,	Units	Amounts

2011	180,000	1,800,000
2012	216,000	2,160,000
2013	259,000	2,590,000
	655,000	$6,550,000

The Company did not purchase the required minimum amounts in 2010 and has not purchased any materials in 2011.  We are currently in negotiation with the vendor to amend the purchase requirements and the sole remedy of the vendor for the Company not meeting the minimum purchase commitment is that the vendor may cancel the distribution agreement.   As of March 31, 2011 the vendor has not taken any such actions.

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

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

Note 15.    Related Parties

The company converted to common stock $409,000 certain short term notes due to our CEO at market prices.  As part of the transaction he was also issued 3 year warrants (see Note 7).

Senior convertible notes of $40,000 held by our CEO were converted to 10,587,105 common shares in 2011 (see Note 8).

There were accounts payable of $30,000 due to our CFO at March 31, 2011.

The Company incurred approximately $36,000 and $0 of expenses in the three months ended March 31, 2011 and 2010 to related parties who are affiliated with Directors of the Company.

Note 16.    Subsequent Events

Shares Issued in Exchange for Services

As part of the Marketing Agreement disclosed in Note 11, in April 2011 the Company became obligated to issue 381,679 common shares to the vendor as payment of $5,000 monthly stock-based fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three months ended March 31, 2011. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2010 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Characteristics of our Revenues and Expenses

We began generating revenues in July 2010 with the launch of our first product.  We are currently marketing two products through our network and are actively pursuing others.

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

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues and Cost of Revenues.    We began marketing and selling our products in July 2010.  For the three months ended March 31, 2011 we marketed a total of two products during the period which resulted in revenues of approximately $450,000.  While we are in the formation stage of our business, we had begun to lay the groundwork for future initiatives and expect additional products in 2011.  We had no revenues for the three months ended March 31, 2010.

Cost of Goods Sold.   Cost of goods sold for the three months ended March 31, 2011 totaled approximately $109,000 compared to $0 for the three months ended March 31, 2010.  These costs relate to the purchase and distribution of our products through our 3rd party distribution network as well as royalties due on our products.  We had no cost of goods sold for the three months ended March 31, 2010.

Sales and Marketing.   Sales and marketing expenses for the three months ended March 31, 2011 totaled approximately $340,000 compared to approximately $67,000 for the three months ended March 31, 2010.  The increase of approximately$273,000, or 407%, is primarily related to the cost of custom designed direct-to-consumer marketing campaigns, website services and fees to establish a range of services for product campaigns.

General and Administrative.    General and administrative expenses for the three months ended March 31, 2011were approximately $815,000 as compared to approximately $330,000 for the three months ended March 31, 2010.  The increase of approximately $485,000, or 147%, is principally related to the increase of approximately $285,000, or 106%, from the recognition of stock-based compensation charges to approximately $561,000 from approximately $269,000 for the three months ended March 31, 2011 and 2010, respectively, and costs associated with legal and consulting services associated with the start-up of our business.

Interest Expense.    Interest expense for the three months ended March 31, 2011was approximately $60,000 as compared to approximately $29,000 for the three months ended March 31, 2010.  The increase of approximately $31,000 or 107% is primarily related to the amortization of amounts recognized as debt discounts from the issuance of warrants as part of a financing, interest on the face amount of notes, and amortization of debt issue costs.

Change in fair value of embedded conversion option.    Change in fair value of the embedded conversion option for the three months ended March 31, 2011 was approximately $295,000 as compared to approximately ($1,500,000) for the three months ended March 31, 2010.  These costs relate to the recognition of changes in the fair value of the embedded conversion option derivative liability of the convertible debt which was sold as part of a financing.

Change in fair value of warrant liability.    Change in fair value of warrant liability for the three months ended March 31, 2011 was approximately $323,000 as compared to approximately ($1,644,000)   for the three months ended March 31, 2010.  These costs relate to the recognition of changes in the fair value of the warrant derivative liability issued as part of a financing.

Liquidity and Capital Resources

We have historically met our liquidity and capital requirements primarily through the public sale and private placement of equity securities and debt financing. Cash and cash equivalents totaled approximately $21,000 at March 31, 2011.

Net Cash Used in Operating Activities.    Net cash used in operating activities for the three months ended March 31, 2011 totaled approximately $622,000 as compared to $195,000 from the comparable prior years period.  The use of cash was primarily related to costs associated royalty prepayments, the establishment of our distribution network, the payment of accrued liabilities and expenses related to the basic infrastructure required to get the business off the ground.

Net Cash Provided By/Used in Investing Activities.    We did not use cash in investing activities for the three months ended March 31, 2011 or 2010.

Net Cash Provided By Financing Activities.  Net cash provided by financing activities for the three months ended March 31, 2011 totaled approximately $629,000. The cash provided was the result of proceed from the sale of short term notes to our CEO ($213,000), the sale of Series A convertible preferred stock ($212,000),  the sale of short term notes to outside investors ($180,000)  and proceeds from the sale of 8% convertible notes ($37,500), respectively.

Working Capital.    As of March 31, 2011, we had working capital deficit of approximately $1.1 million including approximately $1.4 million of liabilities related to derivative liabilities incurred as a result of of financing activities. Based on our current operating activities and plans, we believe our existing working capital and our ability to sell stock or notes to investors will enable us to meet our anticipated cash requirements for at least the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

   Not applicable

Item 4.  Controls and Procedures.

       We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the three months ended March 31, 2011, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

       There were no changes in our system of internal controls over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 11, 2011, the Company completed an offering of Series A Convertible Preferred Stock to two investors one of which is our CEO’s brother, Mark Noel.   The two investors purchased 42,400 preferred shares for an aggregate purchase price of $212,000 or $0.20 per preferred share.  The preferred shares are convertible into 42,400,000 shares of our common stock $0.0001 par value.   As part of the offering the investors were also issued 20,120,000 warrants with an exercise price of $0.05, subject to reduction as described in the offering documents.  The warrants shall be exercisable for three (3) years from their issue date.

This transaction did not involve any underwriters, underwriting discounts or commissions or any public offering and we believe was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended March 31, 2011.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended March 31, 2011.

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

YESDTC HOLDINGS, INC.

Date: May 23, 2011	By:	/s/ Joseph A. Noel
Joseph A. Noel
Chief Executive Officer, President, Treasurer, Secretary and Director (Principal Executive Officer)

Date: May 23, 2011	By:	/s/ William J. Bush
William J. Bush
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer