Form 10-Q
period 2011-06-30
YESDTC HOLDINGS, INC.
filed 2011-09-21
CIK 1449527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

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

As of September 20, 2011, there were 273,816,317, shares of Common Stock, par value $0.0001 per share, outstanding.

YESDTC HOLDINGS, INC.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	Unaudited
Assets
Current Assets

Cash and cash equivalents	$7,598	$14,224
Accounts receivable, net of allowance of $370,912 and $0, respectively	—	37,471
Inventories	—	68,287
Prepaid expenses	96,179	298,295
Total Current Assets	103,777	418,277

Debt issue costs, net	653	4,492

Total Assets	$104,430	$422,769

Liabilities and Stockholders’ Deficit

Current Liabilities
Reserve for sales returns	$22,351	$4,342
Accrued expenses	121,297	92,888
Accounts payable, related party	45,000	15,000
Short term notes payable	180,000	—
Short term convertible notes payable and put premium, net of discount of $35,962	89,488	—
Short term loans- related party	18,500	240,000
Warrant liability	301,400	1,041,200
Embedded conversion option liability	215,971	950,000
Senior secured convertible notes, net of debt discount of $18,667 and $75,555 at June 30, 2011 and December 31, 2010, respectively	67,833	84,445
Senior secured convertible notes due to related parties, net of debt discount of $18,889 at December 31, 2010	—	21,111
Total Current Liabilities	1,061,840	2,448,986

Commitments and Contingencies (Note 14)

Stockholders' deficit
Series A convertible preferred stock, par value $0.0001; 100,000,000 shares authorized; 42,400 issuable at June 30, 2011 and none outstanding at December 31, 2010	212,000	—
Common stock, par value $0.0001; 900,000,000 shares authorized; 249,855,963 and 141,300,000 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	24,986	14,130
Common stock issuable, par value $0.0001; 6,483,756 shares at June 30, 2011 and 27,662,353 shares at December 31, 2010, respectively	648	2,767
Additional paid-in-capital	3,703,071	2,174,182
Accumulated deficit	(4,898,115)	(4,200,629)
Total Stockholders' Deficit	(957,410)	(2,026,217)
Total Liabilities and Stockholders' Deficit	$104,430	$422,769

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011		Six months ended June 30, 2010

Revenues	$76,689	$—		$526,685	$—
Cost of Sales	205,500	—		314,627	—

Gross profit/(loss)	(128,811)	—		212,058	—

Operating Expenses:
Sales and marketing	69,010	76,176		409,361	142,987
General and administrative	1,053,606	436,282		1,868,585	766,096
Total operating expenses	1,122,616	512,458		2,277,946	909,083

Operating loss	(1,251,427)	(512,458)		(2,065,888)	(909,083)

Other income/ (expense)

Interest expense	(45,924)	(28,691)		(105,427)	(57,382)
Change in fair value of embedded conversion option liability	439,029	3,000,000		734,029	1,500,000
Change in fair value of warrant liability	416,480	3,288,000		739.800	1,644,000
Total other income/(expense)	809,585	6,259,309		1,368,402	3,086,618

Net income/(loss)	$(441,842)	$5,746,851		$(697,486)	$2,177,535

Net income/(loss) per common share – basic	$(0.00)	$0.04		$(0.00)	$0.02

Net income/(loss) per common share – diluted	$(0.00)	$0.02	$	(0.00)	$0.01

Weighted average common shares outstanding – basic	247,564,644	141,924,727		228,719,298	141,759,182

Weighted average common shares outstanding – diluted	247,564,644	256,724,727		228,719,298	256,559,182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30, 2011	Six months ended June 30, 2010
Cash Flows From Operating Activities
Net income/(loss)	$(697,486)	$2,177,535
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Amortization of offering costs from the issuance of convertible notes	3,839	2,450
Amortization of debt discount from the issuance of convertible notes	87,766	50,000
Amortization of stock based compensation issued for services	589,123	550,417
Issuance of common stock in exchange for services	562,000	—
Contributed services	25,000	—
Reserve for product obsolescence	14,498	—
Reserve for doubtful accounts	370,912	—
Contributed services related to prior issuance of common stock to founders	—	8,900
Change in fair value of warrant liability	(734,029)	(1,644,000)
Change in fair value of embedded conversion option liability	(739,800)	(1,500,000)

Changes in operating assets and liabilities:
Accounts receivable	(333,441)	—
Inventory	53,789	—
Prepaid expenses	25,000	15,000
Return for sales accruals	18,009	—
Accrued expenses	44,527	(30,440)
Accounts payable to related party	30,000	(20,641)
Total Adjustments	17,192	(2,580,536)
Net Cash Used In Operating Activities	(680,293)	(390,779)

Cash Flows From Investing Activities
Net Cash Provided By (Used In) Investing Activities	—	—

Cash Flows From Financing Activities
Proceeds from sale of short term notes	180,000	—
Proceeds from sale of preferred stock	212,000	—
Proceeds from sale of short term notes, related party	218,000	—
Subscriptions received from the sale of common stock	16,667	—
Proceeds from issuance of convertible notes	77,500	—
Repayments of short term notes, related party	(30,500)	—
Net Cash Provided by Financing Activities	673,667	—

Net Increase/(Decrease) In Cash and Cash Equivalents	(6,626)	(390,779)
Cash and Cash Equivalents – Beginning of period	14,224	447,626
Cash and Cash Equivalents – End of Period	$7,598	$56,847

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Conversion short term notes and accrued interest, related party to common stock	$413,659	$—
Conversion of senior secured convertible notes and accrued interest to common stock	$78.263	$—
Conversion of senior secured convertible notes and accrued interest , related party to common stock	$42,500	$—
Accrued interest , capital contribution	$3,838	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Note 1.	Organization and Nature of Business

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

Going concern:    As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has a net loss of $697,486, and net cash used in operations of $680,293 for the six months ended June 30, 2011.  Additionally, as of June 30, 2011 the Company had a working capital deficit, stockholders’ deficit and an accumulated deficit of $958,063, $957,410 and $4,898,115. These matters raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

Historically, we have financed our working capital and capital expenditure requirements primarily from long-term notes and sales of common stock.  Although we have a working capital deficit of $958,063 at June 30, 2011, a majority of the working capital deficit results from the derivative liabilities and we believe that with our ability to raise additional funds, we have sufficient funds and have future cash flows to continue in operation at least through the June 30, 2012. The forecast that our financial resources will last through that period is a forward-looking statement that involves significant risks and uncertainties. It is reasonably possible that should we require additional financing, we will not be able to obtain it to continue operations.  Furthermore, any additional equity or convertible debt financing will be dilutive to existing shareholders and may involve preferential rights over common shareholders. Debt financing, with or without equity conversion features, may involve restrictive covenants. We may seek additional equity and/or debt financing to sustain our growth strategy although as of the date of these condensed consolidated financial statements, our financial projections do not indicate that our existing operations and our expected growth plans will require us to.

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

Basis of Presentation:  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the U.S Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Plan of Operation contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Use of Estimates:    The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses.  Actual results could differ from those estimates.  Significant estimates in the accompanying unaudited condensed consolidated financial statements include allowance for doubtful accounts, valuation of inventories, valuation of discounts on debt, valuation of the liabilities for derivative instruments,  valuation of equity based instruments issued for other than cash, estimates of the reserve for sales returns,  and the valuation allowance for deferred tax assets.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

Principles of Consolidation:    The unaudited condensed consolidated financial statements include the accounts of YesDTC Holdings, Inc. and its subsidiary.  All significant inter-company balances and transactions have been eliminated in the consolidation.

Concentration of Credit Risk:    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents.  At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  At June 30, 2011 and December 31, 2010, we had no cash deposits that exceeded federally insured limits.

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

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

Financial Assets and Liabilities:    We currently measure and report at fair value liabilities for price adjustable warrants and price adjustable embedded conversion options in convertible debt. The fair value liabilities for price adjustable warrants and embedded conversion options has been recorded as determined utilizing the Black-Scholes option pricing model.  The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

	Balance at June 30, 2011	Quoted priced in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)

Liabilities:
Fair value liability for warrant liabilities	$301,400	$-	$-	$301,400
Fair value liability for embedded conversion options	215,971	-	-	215,971
Total financial liabilities	$517,371	$-	$-	$517,371

	Balance at December 31, 2010	Quoted priced in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)

Liabilities:
Fair value liability for warrant liabilities	$1,041,200	$-	$-	$1,041,200
Fair value liability for embedded conversion options	950,000	-	-	950,000
Total financial liabilities	$1,991,200	$-	$-	$1,991,200

Following is activity through June 30, 2011 from inception (November 13, 2009) of the fair value measurements using significant unobservable Level 3 inputs:

Balance at November 13, 2009 (Inception)	$-
Change in fair value of derivative liability charged to other expense	$10,480,000
Ending balance at December 31, 2009	$10,480,000
Change in fair value of derivative liability recorded as other income	(8,488,800)
Ending balance at December 31, 2010	$1,991,200
Change in fair value of derivative liability recorded as other income	(1,473,829)
Ending balance at June 30, 2011	$517,371

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

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

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

At June 30, 2011 the following common stock equivalents were outstanding, all of which were excluded from the computation of diluted net earnings per share since the effect was anti-dilutive and which may dilute future earnings per share:

June 30, 2011
Series A convertible preferred stock	42,400,000
Options to purchase common stock	27,000,000
Warrants to purchase common stock	87,365,669
Convertible debt (1)	21,625,000
Total	178,390,669

(1)
Excludes the convertible debt sold to an investor in March and May 2011 as the conversion price, under the terms of the note cannot be reasonable known.  However, if price per share outstanding at June 30, 2011 ($0.0055) were used and after the application of the 39% discount to that price, the notes would be convertible into approximately 14.1 million common shares.

At June 30, 2010, a reconciliation of basic and diluted weighted average shares was as follows;

Basic	141,759,182
Options to purchase common stock	10,000,000
Warrants to purchase common stock	54,800,000
Convertible debt	50,0000,000
Total	256, 559,182

Reclassifications.    Certain accounts in the prior year condensed consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year condensed consolidated financial statements.  These reclassifications have no effect on the previously reported net loss.

Recent Accounting Pronouncements:

In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurement (ASC Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRS's.   This update provides amendments to ASC Topic 820 so that fair value has the same meaning in U.S. GAAP and in IFRSs and that their respective fair value measurement and disclosure requirements are the same. The adoption of this update did not have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2011, FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220), Presentation of Comprehensive Income. This update provides amendments to ASC 220 to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS).  Most notably, the update eliminates the option to present components of other comprehensive income (loss) as part of the statement of changes in stockholders’ equity (deficit). The amendment is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company currently displays comprehensive income (loss) in its statement of operations and accordingly, doesn't anticipate the adoption of this update having a material effect on the financial position, results of operations or cash flows of the Company.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

Other ASUs which are not effective until after June 30, 2011 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Note 3.	Accounts receivable

The Company’s accounts receivable is comprised of:

	June 30, 2011	December 31, 2010
Trade receivables	$370,912	$37,471
Allowance for doubtful accounts	(370,912)	—
Total	$—	$37,471

Bad debt expense for the periods ended June 30, 2011 and 2010 was $370,912 and $0, respectively.  Refer to Note 14 for a discussion of the termination of the Wordsmart license agreement.

Note 4.	Inventory

The Company’s inventory is comprised of:
	June 30, 2011	December 31, 2010
Inventory held for resale	$—	$68,287
Total	$—	$68,287

For the six months ended June 30, 2011 and during Fiscal Year 2010, the Company recorded a write-down of inventory of $14,498 and $150,000 due to obsolescence.  Refer to Note 14, respectively, for additional disclosure regarding certain minimum annual purchases related to inventory held for resale.

Note 5.	Prepaid expenses

The Company’s prepaid expenses are comprised of:
	June 30, 2011	December 31, 2010
Stock compensation expense, net of amortization	$96,179	$273,295
Prepaid royalties	—	25,000

Total	$96,179	$298,295

Refer to Note 14 for a discussion of the termination of the Wordsmart license agreement and the write off of prepaid royalties during the quarter ended June 30, 2011.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

Note 6.	Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2011	December 31, 2010

Professional fees	$70,007	$14,459
Accrued liquidated damages	24,000	12,000
Accrued Interest	11,264	15,702
Website related expenses	5,526	23,731
Product royalties	—	1,656
Rent	—	14,840
Other	10,500	10,500
Total	$121,296	$92,888

Refer to Note 14 for a discussion of the termination of the Wordsmart license agreement and the write off of accrued product royalties during the quarter ended June 30, 2011.

Note 7.	Short Term Loans

At June 30, 2011 and December 31, 2010, the Company’s had short term loans as follows of:

	June 30, 2011	December 31, 2010
Short term loans	$180,000	$—
Total	$180,000	$—

In February 2011, the Company issued three 10% promissory notes due on various dates in May 2011 with Sonoma Winton, LLC. (“Sonoma”), an entity controlled by Brittany L. Noel, the daughter of our CEO.   The notes are unsecured.  As of June 30, 2011, the Company had accrued, but unpaid interest of approximately $7,000 related to the notes.

Note 8.	Short Term Loans – Related Party

At June 30, 2011 and December 31, 2010, the Company’s has loans due to its President and Chief Executive Officer (“CEO”) as follows of:

	June 30, 2011	December 31, 2010
Short term loans	$18,500	$240,000
Total	$18,500	$240,000

From September 2010 through April 2011, we entered into a series of unsecured promissory notes with our CEO whereby he loaned the Company a total of $503,000 with the most recent note having been issued for $5,000 on April 12, 2011.  The loans bear an interest rate of 10% and are generally due ninety days from their issuance date.  In November and December 2010 and in January through March 2011, the company repaid a principal amount of $45,000 and $30,500, respectively, related to these loans and converted a total amount of $409,000 in 2011 as discussed below.

On March 14, 2011, Mr. Noel converted $97,000 of his 2010 promissory notes and $20,000 of his 2011 promissory notes at $0.015 per share which resulted in Mr. Noel being issued 7,800,000 common shares. Mr. Noel waived repayment of approximately $3,010 of accrued but unpaid interest which was recognized as a gain in contributed capital.   Mr. Noel was also issued warrants to purchase an aggregate of 7,800,000 shares of the Company’s common stock at an exercise price of $0.015 per share for a term of 3 years. The Company recognized approximately $115,000 associated with the issuance of the warrants in the six months ended June 30, 2011.  The warrants to purchase common stock granted to Mr. Noel were valued using the Black-Scholes valuation model with the following assumptions: volatility of 270% based on a historical volatility analysis, expected term of 1.5 years was computed using the simplified method based on the option term, zero expected dividends, and risk free interest rate of 1.24%.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

On March 7, 2011, Mr.  Noel converted $118,000 of his 2011 promissory notes at a rate of $0.0254 to 4,645,669 common shares.  Mr. Noel waived repayment of approximately $828 of accrued but unpaid interest which was recognized as a gain in contributed capital. In connection with the conversion of the promissory notes, Mr. Noel was also issued warrants to purchase an aggregate of 4,645,669 shares of the Company’s common stock at an exercise price of $0.0254 per share for a term of 3 years.  The Company recognized approximately $116,000 associated with the issuance of the warrants in the six months ended June 30, 2011.  The warrants to purchase common stock granted to Mr. Noel were valued using the Black-Scholes valuation model with the following assumptions: volatility of 270% based on a historical volatility analysis, expected term of 1.5 years was computed using the simplified method based on the option term, zero expected dividends, and risk free interest rate of 1.24%.

On January 7, 2011, Mr. Noel converted a total of $174,000 of 2010 promissory notes together with accrued but unpaid interest of $4,656  into an aggregate of 7,114,613 shares of the Company’s common stock at a conversion rate of $0.02511 which was equal to the quoted market price on the January 7, 2011.

Note 9.	Senior Secured Convertible Notes

In December 2009, the Company issued 5% senior secured convertible promissory notes due December 2011 having an aggregate principal amount of $200,000 and five-year warrants exercisable into 50,000,000 shares of our common stock at an exercise price of $0.10 per share. The notes are convertible into 50,000,000 shares of our common stock. The notes are secured by a security interest in substantially all assets of the Company, pursuant to a security agreement. All of the shares of common stock underlying the notes and warrants are subject to anti-dilution provisions and a registration rights agreement under which we are obligated to file a registration statement covering such shares within 180 days of the closing date of the financing and to use our best efforts to cause such registration statement to be declared effective within 365 days of the closing date.  Holders of our securities issued in the financing also have the right to seek “piggyback” registration of their shares in certain circumstances.  Mr. Noel, our President and Chief Executive Officer purchased $40,000 of the notes convertible into 10,000,000 common shares and warrants are exercisable into 10,000,000 shares of our common stock at an exercise price of $0.10 per share under the same terms and conditions as our other investors.

On various dates in the six months ended June 30, 2011, holders of $113,500 of senior secured convertible notes, including our CEO who converted his entire note in the principal amount of $40,000, dated December 19, 2009 converted the notes and accrued interest into an aggregate of 30,212,348 million shares of the Company’s common stock. The notes were converted at a rate of $0.004 per share as described in the note agreements.  The Company recognized as interest expense $49,778 of capitalized debt discount initially capitalized upon their issuance in 2009 as part of the recognition of the conversion of these notes in the six months ending June 30, 2011.

Pursuant to the terms of the notes, the subscribers have the right, so long as the notes are not fully repaid, to convert the notes into shares of the Company’s common stock at a conversion price of $0.004 per share, as may be adjusted.  The notes contain anti-dilution provisions, including but not limited to if the Company  issues shares of its common stock at less than the then existing conversion price, the conversion price of the Bridge Notes will automatically be reduced to such lower price. The notes contain limitations on conversion, including the limitation that the holder may not convert its note to the extent that upon conversion the holder, together with its affiliates, would own in excess of 4.99% of the Company’s outstanding shares of common stock (subject to an increase upon at least 61-days’ notice by the subscriber to the Company of up to 9.99%) (See Note 11).

The warrants contain anti-dilution provisions, including but not limited to if the Company issues shares of its common stock at less than the then existing conversion price, the conversion price of the warrants will automatically be reduced to such lower price.  The warrants contain limitations on exercise, including the limitation that the holders may not convert their warrants to the extent that upon exercise the holder, together with its affiliates, would own in excess of 4.99% of the Company’s outstanding shares of common stock (subject to an increase upon at least 61-days’ notice by the subscriber to the Company of up to 9.99%)(See Note 11).

The warrants may be exercised on a “cashless” basis commencing 12 months after their issuance, only with respect to underlying shares not included for unrestricted public resale in an effective registration statement on the date notice of exercise is given by the holder.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

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

Under the terms of the notes, we were required to file a registration statement to register the shares of common stock underlying the notes and the warrants no later than 180 days from the closing of the offering and to have such registration statement declared effective no later than 365 days from the closing of the offering.  We have not filed the required registration statement and as a result (i) the exercise price of the warrants has been reduced to $0.05 per share and (ii) each subscriber is entitled to liquidated damages equal to 1% of the aggregate purchase price paid by such subscriber for the notes and warrants for each month that the Company does not file the registration statement or cause it to be declared effective.  At June 30, 2011 and 2010, we have recorded a charge of $24,000 and $0, respectively, related to accrual of the liquidated damages due to the holders.

The Company also granted the subscribers, until the later of one year from the closing or so long as the notes are outstanding, a right of first refusal in connection with future sales by the Company of its common stock or other securities or equity linked debt obligations, except in connection with certain circumstances.

Due to the price protection feature of the convertible note embedded conversion option and the warrants issued with the notes, both the embedded conversion options and warrants were determined to be derivative liabilities to be bifurcated and reflected at fair value on the accompanying condensed consolidated balance sheet.  (see Note 11) The fair value liability of the warrants was $5,000,000 and was allocated $200,000 to debt discount and $4,800,000 to other expense.  The entire $5,000,000 fair value of the embedded conversion options was charged to other expense.  Prior to the conversions noted above, the debt discount was being amortized to interest expense over the two-year debt term which totaled approximately $26,000 and $50,000 for the six months ended June 30, 2011 and, 2010, respectively.

In connection with the notes, the Company incurred placement agent fees totaling $9,800. These financing costs are recorded as an other asset, debt issue costs and are being amortized ratably through December 2011.

Note 10.	Short Term Convertible Notes Payable

In March and May 2011, the Company issued two 8% convertible promissory notes of $37,500 and $40,000 due December 12, 2011 and March 12, 2012, respectively, having an aggregate principal amount of $77,500.   The notes are convertible into shares of our common stock based on a discount to the conversion date average trading price of our common stock after applying a 39% discount.  The notes are not eligible to be converted until 180 days from the date of the note or approximately September 10, 2011 and November 27, 2011.

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

Due to the variable conversion price feature of the convertible notes, it was determined to be a stock settled note and we recorded a put premium and offsetting debt discount of $47,950 which we recorded as a component on the loan balance on the accompanying condensed consolidated balance sheet.  The debt discount will be charged to interest expense over six months which is equal to the conversion lockout period of the notes and accordingly, the notes will be accreted to its total stock settled liability of $125,450.  As of June 30, 2011, the Company has recognized $11,988 of the discount as interest expense.

In connection with the notes, the Company incurred legal fees totaling $5,000 which were recorded as an expense in the six months ended June 30, 2011.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

Note 11.	Derivative Liabilities

In June 2008, the FASB issued an accounting standard related to the accounting for derivative financial instruments indexed to a company’s own stock.  Under this standard, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The conversion feature of the Company’s notes, warrants issued with the notes, and warrants issued in the private placement of common stock and for services (see Notes 9 and 12) do not have fixed settlement provisions because their conversion and exercise prices, respectively, may be lowered if the Company issues securities at lower prices in the future.  The Company was required to include the reset provisions in order to protect the note holders from the potential dilution associated with future financings.  In accordance with this standard, the conversion feature of the notes was separated from the host contract, the notes, and recognized as an embedded derivative instrument.  Both the conversion feature of the notes and the warrants have been re-characterized as derivative liabilities. The fair value of these liabilities are re-measured at the end of every reporting period with the change in value reported in the statement of operations as other expense or income.  The derivative liabilities were initially valued in 2009 on the issuance dates using the Black-Scholes option pricing model and the following assumptions:

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

The warrants issued with the private placement and for services were recorded as equity as part of the cash sale and then the fair value ($450,000 and $30,000, respectively) was immediately reclassified to liabilities.  Due to the high volatility assumptions used in the Black-Scholes computation, there was no change in fair value of the derivative liabilities from the issuance date through December 31, 2009.

During the six months ended June 30, 2011 and 2010 the change in fair value of the embedded conversion option liability and warrant liability was approximately $734,000, $740,000, $1.5 million and $1.6 million, respectively, reflected as other income in the accompanying condensed consolidated unaudited financial statements.

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

The derivative liabilities were valued at June 30, 2011 using the following assumptions under the Black-Scholes model:

June 30, 2011

Warrants:
Risk-free interest rate	0.18%
Expected volatility	270%
Expected life (in years)	3.5
Expected dividend Yield	-

The embedded conversion option liabilities were valued at June 30, 2011 using the following assumptions under the Black-Scholes model:

June 30, 2011

Warrants:
Risk-free interest rate	0.18%
Expected volatility	240%
Expected life (in years)	0.5
Expected dividend Yield	-

Note 12.	Capital Stock

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
June 30, 2011

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

In March 2011, the Company issued 25,000,000 shares to the investors from the November and December 2010 investment rounds. The shares were issued as anti-dilution shares but as there were no anti-dilution provisions in the original agreements, the Company recognized an expense of approximately $438,000 associated with the issuance as of June 30, 2011 based on the quoted trading price of $0.0175 on the March 2011 issuance date.

Sale of Common Stock in Exchange for Services

Investor services agreements

In September and November 2010 and in May 2011, we entered into agreements with seven separate service providers to provide a variety of investor related services over periods ranging from six to twelve months.  The resulting agreements required us to issue 23 million restricted common shares which we valued at $410,950.  The shares vest ratably over the service periods.  The shares value was recorded as a prepaid asset.  The agreements are terminable by either party with various notice periods.  The Company will recognize the expense of $410,950 associated with the grants over the contract periods.  The expense was determined using the fair value of the common stock on the day of the grant ranging from $0.0078 to $0.0315.  For the six months ended June 30, 2011 and 2010, we recognized approximately $245,000 and $0 related to these grants.

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

As of June 30, 2011, the Company has fully recognized the expense of approximately $85,000 associated with the 500,000 share grant.  The monthly $5,000 of stock-based expense is recognized as the related shares become due, all other costs associated with the agreement are expensed as they are incurred.  The expense for the 500,000 shares was determined using the $0.17 per share closing stock price on the day of the grant which was the contract date of February 11, 2010. Since the inception of this agreement, the Company has become obligated to issue 5,618,688 common shares (2,604,737 shares in 2011), respectively, to the vendor as payment of the $5,000 monthly stock-based fees. For the six months ended June 30, 2011 and 2010, we recognized approximately $30,000 and $25,000, respectively, related to these grants.

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

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

Common Stock Issued for Conversion of Debt

In 2011 holders of $113,500 of senior secured convertible notes, including our CEO who converted his entire note in the principal amount of $40,000, dated December 19, 2009 converted the notes and $7,623 of related accrued interest into an aggregate of 30,212,348 million shares of the Company’s common stock. (see Note 9)

In 2011 our CEO converted $409,000 of his short term loan and $4,659 of related accrued interest into 19,560,282 common shares as more fully described in Note 7.

Contributed Capital

Upon formation through the period ended December 31, 2010, the Company’s Chief Executive Officer has not taken a salary or other benefits.  From inception through the period ended December 31, 2009, the value of these amounts was determined to be de minimis.  For the 2011 fiscal year, we have valued these services at $50,000 and recorded them as compensation expense on a quarterly basis and $25,000 was recorded as of June 30, 2011.  Management believes its estimate of the value of services provided by the CEO is reasonable.

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

Services Agreement with our General Manager

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

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

The Company uses the Black-Scholes option pricing model to value options granted to employees, directors and consultants. Compensation expense, including the effect of forfeitures, is recognized over the period of service, which is generally the vesting period.  Stock-based compensation for the amortization of stock options granted under the Company’s stock option plans totaled approximately $708,000 during the year ended December 31, 2010.  No options were issued in the three and six months ended June 30, 2011.  Stock-based compensation is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

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

The Company has issued warrants to purchase shares of common stock which expire at various dates through December 2014.  Changes in warrants outstanding for the six months ended June 30, 2011 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2010	54,800,000	$0.10
Issued during 2011	32,565,669	0.035
Exercised during 2011	—	—
Forfeited/expired	—	—
Warrants outstanding as of June 30, 2011	87,365,669	$0.06

There is no intrinsic value associated with the Company’s warrants outstanding or exercisable as of June 30, 2011.

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

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

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

Six months ended June 30, 2011

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

The 12,445,669 warrants issued to our CEO in 2011 in connection with his debt conversion were valued at $230,489 and recognized immediately as compensation due to their immediate vesting.

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

The Company did not purchase the required minimum amounts in 2010 and has not purchased any materials in 2011.  We are currently in negotiation with the vendor to amend the purchase requirements and the sole remedy of the vendor for the Company not meeting the minimum purchase commitment is that the vendor may cancel the distribution agreement.   As of June 30, 2011 the vendor has not taken any such actions.

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

YESDTC HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

On June 1, 2011, the Company’s license and distribution contract with WordSmart Corporation for the distribution of the WordSmart product was terminated by the mutual agreement of the companies due to the Company’s inability to secure adequate financing to appropriately market the product and to unusually high credit card decline rates for customer monthly payments due to the Company.  The termination released the Company from any future liability for the product as well as to WordSmart Corporation.  As of June 30, 2011, the Company recorded a reserve for accounts receivables in the amount of $370,912, wrote off prepaid license fees of $200,000   and reversed accrued product liabilities of approximately $22,000.  The Company plans to pursue its receivables but cannot estimate the amount which will eventually be collected from accounts in arrears.  While the Company expects to incur no additional liabilities relating to the WordSmart program, the exact extent of any future potential liabilities relating to the winding down of the WordSmart program are not currently estimable.

Note 15.	Related Parties

The company converted to common stock $409,000 certain short term notes due to our CEO at market prices.  As part of the transaction he was also issued 3 year warrants (see Note 7).

Senior convertible notes of $40,000 held by our CEO were converted to 10,587,105 common shares in 2011 (see Note 9).

At June 30, 2011, there were accounts payable of $45,000 due to our CFO.

The Company incurred approximately $52,000 and $0 of expenses in the six months ended June 30, 2011 and 2010 to related parties who are affiliated with Directors of the Company.

Note 16.	Subsequent Events

Shares Issued in Exchange for Services

As part of the Marketing Agreement disclosed in Note 11, in July and August 2011 the Company became obligated to issue 1,351,598 common shares to the vendor as payment of $5,000 monthly stock-based fees.

Conversion of senior secured debt

On July 25, 2011, an investor converted $15,000 of senior secured convertible notes dated December 19, 2009 into an aggregate of 6,000,000 million shares of the Company’s common stock. The notes were converted at a rate of $0.004 per share as described in the note agreements.

Sale of Series B preferred stock

The Company is designating 250,000 Series B convertible preferred shares, par value $0.0001 with a stated value of $2.00 and dividends of 10% whether or not declared by the Board and voting rights on as converted basis.  The Series B shares convertible into common stock at a rate of 1,000 common shares to 1 preferred share.  The Series B contains certain price protection provisions which may reduce the conversion rate if the Company sells shares for less than $0.002.

On August 25, 2011 the Company entered into a Subscription Agreement with an accredited investor.  Pursuant to that agreement, the Company agreed to issue 50,000 shares of a newly created Series B Convertible Preferred Stock in exchange for $100,000 or $2.00 per preferred share ($0.002 per common share on as converted basis).  When created and issued, the 50,000 shares of Series B Convertible Preferred Stock will be convertible into 50 million shares of the company's common stock. In addition, the Company agreed to issue warrants granting the investor a right to purchase 70 million shares of common stock at a price of $0.01.  The warrant expires five years from the date of issue.

The agreement agreements contain a 9.99% ownership limitation which prohibits the investor from converting the Series B Convertible Preferred Stock and Series B Warrants if such conversion would increase the investor’s beneficial ownership of the Company’s common stock over 9.99%.

As additional consideration for the investment, on August 25, 2011, the Company entered into an amendment to the subscription agreement dated December 28, 2009 with the investor. Under the terms of the agreement, the Company agreed to modify the conversion price of the remaining balance of notes held by an affiliate of the investor from $0.004 to $0.002. The amendment was made pursuant to the price protection provisions of the original December 2009 subscription agreement and accordingly there is no accounting effect as of the amendment date. As a result of the amendment, the $8,000 of convertible notes held by the investor are convertible into 4,000,000 shares of the Company’s common stock. In addition, the Company agreed to lower the exercise price of warrants held by the investor from $0.01 to $0.002 also under the original price protection provisions of the warrants.

As additional consideration for the investment, on August 25, 2011 the Company entered into an amendment of the Series A Preferred subscription agreement.  Under the terms of the amendment the Company agreed to modify the conversion price of the Series A financing from $0.005 to $0.002, subject to obtaining the requisite stockholder consent in compliance with SEC review and notice requirements. In addition, the Company agreed to lower the exercise price of Series A Warrant held by the investor from $0.05 to $0.01.  As a result of the amendment, once effective, the 40,000 shares of Series A preferred stock held by the investor will be convertible into 106,000,000 shares of the Company’s common stock. Based on the facts and circumstances, management determined that these modifications represent a modification of the original contract and are compensatory in nature.  As a result, for the period ending September 30, 2011, the Company will recognize an expense of approximately $460,000 based on the quoted trading price of $0.0072 on the August 2011 issuance date.

As additional consideration for the investment, on August 25, 2011 the Company entered into an amendment to Convertible Promissory Notes dated March 8, 2011 and May 31, 2011. Under the terms of the amendment, the Company agreed to modify the conversion price of the $77,500 in the notes held by the investor to the lower of the applicable rate pursuant to the terms of the notes, or $0.002.  Management has determined that the modification does not qualify as a debt modification for accounting purposes since the modification changed the nature of the debt from stock settled debt to debt to be accounted for under derivative accounting.  The put premium will be reclassified to additional paid in capital and the debt will be bifurcated into debt and embedded conversion option derivative liability.

Sale of common stock

On September 1, 2011, the Company entered into a Subscription Agreement for common stock with Sonoma. Pursuant to the agreement, Sonoma paid $81,000 for 10,125,000 shares of common stock at the above market per-share purchase price of $0.008.  As additional consideration for the financing, Sonoma was issued a warrant to purchase an additional 10,125,000 shares at an exercise price of $0.008. The warrant expires three years from the date of issue.

On August 26, 2011 Emerging Growth Research, LLC, an entity controlled by our CEO, Joseph Noel, repaid loans due to Sonoma in the amount of $82,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the six months ended June 30, 2011. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2010 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Three and Six Months Ended June 30, 2011 Compared to Three and Six Months Ended June 30, 2010

Revenues and Cost of Revenues.    We began marketing and selling our products in July 2010.  For the three and six months ended June 30, 2011 we marketed a total of two products during the period which resulted in revenues of approximately $77,000 and $527,000.  While we are in the formation stage of our business, we had begun to lay the groundwork for future initiatives and expect additional products in 2011.  We had no revenues for the six months ended June 30, 2010.

Cost of Goods Sold.   Cost of goods sold for the three and six months ended June 30, 2011 totaled approximately $206,000 and $315,000 compared to $0 for the three and six months ended June 30, 2010.  These costs relate to the purchase and distribution of our products through our 3rd party distribution network as well as royalties due on our products.

Sales and Marketing.   Sales and marketing expenses for the three and six months ended June 30, 2011 totaled approximately $69,000 and $409,000 compared to approximately $76,000 and $143,000 for the three and six months ended June 30, 2010.  The increase of approximately$266,000, or 186%, for the six months ended June 30, 2011 is primarily related to the cost of custom designed direct-to-consumer marketing campaigns, website services and fees to establish a range of services for product campaigns.

General and Administrative.    General and administrative expenses for the three and six months ended June 30, 2011 were approximately $1.1 million and $1.9 million and as compared to approximately $436,000 and $766,000 for the three and six months ended June 30, 2010.  The increase of approximately $1.1 million, or 145%, is principally related to the recognition of charges related to the issuance of common stock in exchange for services rendered of approximately $562,000 and costs associated with legal and consulting services associated with the start-up of our business.

Interest Expense.    Interest expense for the three and six months ended June 30, 2011 was approximately $46,000 and $105,000 as compared to approximately $29,000 and $57,000 for the three and six months ended June 30, 2010.  The increase of approximately $48,000 or 84% is primarily related to the amortization of amounts recognized as debt discounts from the issuance of warrants as part of a financing, interest on the face amount of notes, and amortization of debt issue costs.

Change in fair value of embedded conversion option.    Change in fair value of the embedded conversion option for the three and six months ended June 30, 2011 was approximately $439,000 and $734,000 as compared to approximately $3 million and $1.5 million for the three and six months ended June 30, 2010.  These costs relate to the recognition of changes in the fair value of the embedded conversion option derivative liability of the convertible debt which was sold as part of a financing.

Change in fair value of warrant liability.    Change in fair value of warrant liability for the three and six months ended June 30, 2011 was approximately $416,000 and $740,000 as compared to approximately $3.3 million and $1.6 million for the three and six months ended June 30, 2010.  These costs relate to the recognition of changes in the fair value of the warrant derivative liability issued as part of a financing.

Liquidity and Capital Resources

We have historically met our liquidity and capital requirements primarily through the public sale and private placement of equity securities and debt financing. Cash and cash equivalents totaled approximately $8,000 at June 30, 2011.

Net Cash Used in Operating Activities.    Net cash used in operating activities for the six months ended June 30, 2011 totaled approximately $680,000 as compared to $391,000 from the comparable prior years period.  The use of cash was primarily related to costs associated royalty prepayments, the establishment of our distribution network, the payment of accrued liabilities and expenses related to the basic infrastructure required to get the business off the ground.

Net Cash Provided By/Used in Investing Activities.    We did not use cash in investing activities for the six months ended June 30, 2011 or 2010.

Net Cash Provided By Financing Activities.  Net cash provided by financing activities for the six months ended June 30, 2011 totaled approximately $674,000. The cash provided was the result of proceed from the sale of short term notes to our CEO ($218,000), the sale of Series A convertible preferred stock ($212,000),  the sale of short term notes to outside investors ($180,000)  and proceeds from the sale of 8% convertible notes ($77,500), respectively.  We did not generate any cash from financing activities for six months ended June 30, 2010.

Working Capital.    As of June 30, 2011, we had working capital deficit of approximately $958,000 including approximately $517,000 of liabilities related to derivative liabilities incurred as a result of financing activities. Based on our current operating activities and plans, we believe our existing working capital and our ability to sell stock or notes to investors will enable us to meet our anticipated cash requirements for at least the next twelve months.
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

Recent Accounting Pronouncements

In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurement (ASC Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRS's.   This update provides amendments to ASC Topic 820 so that fair value has the same meaning in U.S. GAAP and in IFRSs and that their respective fair value measurement and disclosure requirements are the same. The adoption of this update did not have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2011, FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220), Presentation of Comprehensive Income. This update provides amendments to ASC 220 to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS).  Most notably, the update eliminates the option to present components of other comprehensive income (loss) as part of the statement of changes in stockholders’ equity (deficit). The amendment is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company currently displays comprehensive income (loss) in its statement of operations and accordingly, doesn't anticipate the adoption of this update having a material effect on the financial position, results of operations or cash flows of the Company.

Other ASUs which are not effective until after June 30, 2011 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4.  Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the six months ended June 30, 2011, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended June 30, 2011.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended June 30, 2011.

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

YESDTC HOLDINGS, INC.

Date: September 21, 2011	By:	/s/ Joseph A. Noel

Joseph A. Noel
Chief Executive Officer, President, Treasurer, Secretary and Director
(Principal Executive Officer)

Date: September 21, 2011	By:	/s/ William J. Bush

William J. Bush
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer